Form 10QSB
period 1997-07-31
PASCAL VENTURES INC
filed 1998-01-22
CIK 1042482

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                           Form 10-QSB


                      Quarterly Report Under
                the Securities Exchange Act of 1934

                 For Quarter Ended:  July 31, 1997

                  Commission File Number:  0-29356


                       PASCAL VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

                             Delaware
 (State or other jurisdiction of incorporation or organization)

                            33-0312389
                 (IRS Employer Identification No.)

                       6 Venture, Suite 207
                             Irvine, CA
             (Address of principal executive offices)

                               92618
                            (Zip Code)

                          (714)453-9262
                   (Issuer's Telephone Number)

        (Former name, former address and former fiscal year,
                        if changed last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  X    No    .

The number of shares of the registrant's only class of common stock issued and outstanding, as of July 31, 1997, was 500,000 shares.

                               PART I

ITEM 1.     FINANCIAL STATEMENTS.

     The unaudited financial statements for the sixty day period ended July 31, 1997, are attached hereto.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the sixty day period ending July 31, 1997. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

     The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

     Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has nominal assets, including no personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

                       PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

         (a)  Exhibits
              EX-27     Financial Data Schedule

         (b)  Reports on Form 8-K
              None

                          PASCAL VENTURES, INC.
                      (a Development Stage Company)

                        (A Delaware corporation)


                               BALANCE SHEET
                                              Unaudited    Audited
ASSETS:                                        July 31,    April 30
                                                 1997       1997
                                               --------     ------
   Current Assets                              $      0     $    0

   Organization Costs (net of $500
      accumulated amortization)                       0          0

   Total Assets                                $      0          0
                                                =======     =======

LIABILITIES

   Current Liabilities
     Accounts Payable                           $  1,900    $  900

    Total Current Liabilities                      1,900       900

    Total Liabilities                              1,900       900

STOCKHOLDERS' EQUITY
    Common Stock - Par Value $.001 per shares;
      15,000,000 Shares Authorized
      500,000,000 Shares Issued and Outstanding      500       500
    Additional Paid-In Capital                  --------    ------
    Retained Deficit, accumulated in the
      development stage                         (  2,400)   (1,400)
    Total Stockholders' Equity                  (  1,900)   (  900)

    Total Liabilities and Stockholders' Equity  $      0    $    0
                                                ========    ======




                          PASCAL VENTURES, INC.
                      (a Development Stage Company)

                        (A Delaware corporation)


                   STATEMENT OF REVENUES AND EXPENSES


                        For the                        Period
                         Three                        8/31/88
                         Months        Fiscal        (Inception)
                         Ended       Year Ended           to
                        7/31/97        4/30/97         4/30/97
                        -------        ------          -------
REVENUE:

  Revenue               $     0        $    0          $     0

EXPENSES:

  Amortization Cost           0             0              500
  Legal and Accounting    1,000             0            1,000
  Taxes and Licenses          0           100              900

  Total Expenses          1,000           100            2,400

Net Income/(Loss)       $(1,000)       $( 100)         $(2,400)
                        =======        ======          =======

Net loss per share      $  .002        $    0          $ .0048
                        =======        ======          =======







                           PASCAL VENTURES, INC.
                      (a Development Stage Company)

                        (A Delaware corporation)


                         STATEMENT OF CASH FLOWS

                                                                        Period
                                          For the                       8/31/88
                                        Three Months   Fiscal         (Inception)
                                           Ended     Year Ended            to
                                          7/31/97      4/30/97          4/30/97
                                          -------      -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES

  Cash Received from Operating Activities $     0      $     0          $     0
  Cash Paid for Operating Activities            0            0                0

Net Cash Used By Operating Activities           0            0                0

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities           0            0             (500)

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash From Financing Activities              0            0              500

Net Decrease in Cash and Cash Equivalents       0            0                0

Cash and Cash Equivalents at
  Beginning of Period                           0            0                0

Cash and Cash Equivalents
  at End of Period                        $     0      $     0          $     0
                                          =======      =======          =======


Reconciliation of Net Profit to Net Cash
Provided by Operating Activities:

   Net Income/(Loss)                      $(1,000)     $(  100)         $(2,400)
   Adjustments to Reconcile Net Income
   to Net Provided by Operating Activities:
   Amortization and Depreciation Expense        0            0              500
   Increase in Accounts Payable             1,000          100            1,900

          Total Adjustments                 1,000          100            2,400

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                    $     0      $     0          $     0
                                          =======      =======          =======



                              PASCAL VENTURES, INC.
                         (a Development Stage Company)

                           (A Delaware corporation)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                              Number of              Additional   Retained
                                Common     Common      Paid-In    Earnings
                                Shares      Stock      Capital    (Deficit)     Total
                               --------     ------     ------      ------     -------
Balance as at August 31, 1988         -          -          -           -           -

Net Income (Loss)
from August 31, 1988 (inception)
to April 30, 1991              ________     ______     ______        (567)       (567)

Balance at April 30, 1991             0          0          0        (567)       (567)

Issuance of Common Stock        500,000        500                                500


Net Income (Loss)
from May 1, 1991
to April 30, 1996              ________     ______     ______        (733)       (733)

Balance as at April 30, 1996    500,000        500          0      (1,300)       (800)

Net Income (Loss)              ________     ______     ______         100        (100)

Balance at April 30, 1997       500,000        500          0      (1,400)       (900)

Net Income (Loss)              ________     ______     ______      (1,000)     (1,000)

Balance as at July 31, 1997    $500,000     $  500     $    0     $(2,400)    $(1,900)
                               ========     ======     ======     ========    ========






                              SIGNATURES


           Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PASCAL VENTURES, INC.
                                   (Registrant)

                                   Dated:  January 22, 1998


                                   By:  s/Bruce Crawford
                                      Bruce Crawford, President

                          PASCAL VENTURES, INC.

           Exhibit Index to Quarterly Report on Form 10-QSB
                 For the Quarter Ended July 31, 1997

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . .     10