Form 10QSB
period 1998-01-31
PASCAL VENTURES INC
filed 1998-03-18
CIK 1042482

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                           Form 10-QSB


                      Quarterly Report Under
                the Securities Exchange Act of 1934

                For Quarter Ended:  January 31, 1998

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of January 31, 1998, was 500,000 shares.

                               PART I

ITEM 1.     FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended January 31, 1998, are attached hereto.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the nine month period ending January 31, 1998. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

         (a)  Exhibits
              EX-27     Financial Data Schedule

         (b)  Reports on Form 8-K
              None

                          PASCAL VENTURES, INC.
                      (a Development Stage Company)

                        (A Delaware corporation)


                               BALANCE SHEET
                                              Unaudited    Audited
ASSETS:                                       January 31,  April 30
                                                 1998       1997
                                               --------     ------
   Current Assets                              $      0     $    0

   Organization Costs (net of $500
      accumulated amortization)                       0          0

   Total Assets                                $      0          0
                                                =======     =======

LIABILITIES

   Current Liabilities
     Accounts Payable                           $  1,900    $  900

    Total Current Liabilities                      1,900       900

    Total Liabilities                              1,900       900

STOCKHOLDERS' EQUITY
    Common Stock - Par Value $.001 per shares;
      15,000,000 Shares Authorized
      500,000,000 Shares Issued and Outstanding      500       500
    Additional Paid-In Capital                  --------    ------
    Retained Deficit, accumulated in the
      development stage                         (  2,400)   (1,400)
    Total Stockholders' Equity                  (  1,900)   (  900)

    Total Liabilities and Stockholders' Equity  $      0    $    0
                                                ========    ======




                          PASCAL VENTURES, INC.
                      (a Development Stage Company)

                        (A Delaware corporation)


                   STATEMENT OF REVENUES AND EXPENSES


                        For the                        Period
                          Nine                         8/31/88
                         Months        Fiscal        (Inception)
                         Ended       Year Ended           to
                        1/31/98        4/30/97         4/30/97
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
                        =======        ======          =======







                           PASCAL VENTURES, INC.
                      (a Development Stage Company)

                        (A Delaware corporation)


                         STATEMENT OF CASH FLOWS

                                                                        Period
                                          For the                       8/31/88
                                        Nine Months    Fiscal         (Inception)
                                           Ended     Year Ended            to
                                          1/31/98      4/30/97          4/30/97
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
                                          =======      =======          =======



                              PASCAL VENTURES, INC.
                         (a Development Stage Company)

                           (A Delaware corporation)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                              Number of              Additional   Retained
                                Common     Common      Paid-In    Earnings
                                Shares      Stock      Capital    (Deficit)     Total
                               --------     ------     ------      ------     -------
Balance as at August 31, 1988         -          -          -           -           -

Net Income (Loss)
from August 31, 1988 (inception)
to April 30, 1991              ________     ______     ______        (567)       (567)

Balance at April 30, 1991             0          0          0        (567)       (567)

Issuance of Common Stock        500,000        500                                500


Net Income (Loss)
from May 1, 1991
to April 30, 1996              ________     ______     ______        (733)       (733)

Balance as at April 30, 1996    500,000        500          0      (1,300)       (800)

Net Income (Loss)              ________     ______     ______         100        (100)

Balance at April 30, 1997       500,000        500          0      (1,400)       (900)

Net Income (Loss)              ________     ______     ______      (1,000)     (1,000)

Balance as at January 31, 1998 $500,000     $  500     $    0     $(2,400)    $(1,900)
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

                                   Dated:  March 15, 1998


                                   By:  s/Bruce Crawford
                                      Bruce Crawford, President

                          PASCAL VENTURES, INC.

           Exhibit Index to Quarterly Report on Form 10-QSB
                 For the Quarter Ended January 31, 1998

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . .     10