Form 10KSB
period 1998-04-30
PASCAL VENTURES INC
filed 1998-06-17
CIK 1042482

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

           For the fiscal year ended April 30, 1998

                 Commission File No. 000-29356

                     PASCAL VENTURES, INC.
                     ---------------------
          (Name of small business issuer in its charter)

          Delaware                                33-0312389
          --------                                ----------
(State or other jurisdiction of                (I.R.S. Employer
Incorporation or Organization)               Identification Number

                     6 Venture, Suite 207
                   Irvine, California 92618
                         (714) 453-9262
                         --------------
 (Address, including zip code and telephone number, including area code, of registrant's executive offices)

  Securities registered under Section 12(b) of the Exchange Act:
                              none

Securities registered under to Section 12(g) of the Exchange Act:

                          Common Stock
                          ------------
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes  X   No
                            ----    ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.  x
            -----

Issuer's revenues for its most recent fiscal year: $ -0-
                        (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 30, 1998:
$0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 1998 there were 500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

        This Form 10-KSB consists of Twenty-Four Pages.
        Exhibit Index is Located at Page Twenty-Three.

                        TABLE OF CONTENTS

                     FORM 10-KSB ANNUAL REPORT

                       PASCAL VENTURES, INC.

                                                             PAGE
                                                             ----

Facing Page
Index
PART I
Item 1.    Description of Business.....................         4
Item 2.    Description of Property.....................         5
Item 3.    Legal Proceedings...........................         5
Item 4.    Submission of Matters to a Vote of
               Security Holders........................         5

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........         5
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................         6
Item 7     Financial Statements........................         8
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................        17


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......        17
Item 10.   Executive Compensation......................        19
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................        20
Item 12.   Certain Relationships and Related
               Transactions............................        21

PART IV
Item 13.   Exhibits and Reports of Form 8-K............        21



SIGNATURES.............................................        22

                            PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Pascal Ventures, Inc. (the "Company"), was incorporated on August 31, 1988 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company never commenced any operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     The proposed business activities of the Company classify it as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Relevant thereto, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established relevant herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

     Management has continued to review prospective merger or acquisition candidates during the past fiscal year, but as of the date of this report, there is no agreement between the Company and any third party providing for the Company to merge or acquire any assets.

     During the fiscal year ended April 30, 1998, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB pursuant to the rules and regulations included under the Securities Exchange Act of 1934, as amended, wherein the Company caused to be registered its common stock. This registration statement became effective on or about February 27, 1998. The purpose of the registration statement was management's belief that the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

Employees

     During the fiscal year ended April 30, 1998, the Company had no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company operates from its offices at 6 Venture, Suite 207, Irvine, California 92618. This space is provided to the Company on a rent free basis by Bryan A. Gianesin, legal counsel to the Company, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.

     Other Property. The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                           PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for the common equity of the Company.

     (b) Holders.  There are ten (10) holders of the Company's
Common Stock.

     As of the date of this report, all of the shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     (c) Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended April 30, 1999, unless the Company successfully consummates a merger or acquisition and the relevant candidate has sufficient assets available to undertake issuance of such a dividend and management elects to do so, of which there can be no assurance.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the

Company. The Company disclaims any obligation to update forward looking statements.

     (a) Plan of Operation.

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. As of the date of this report, management of the Company has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement between the Company and any third party relevant thereto. In the event the Company does enter into an agreement with such a third party, the Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     The Company has no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

     Because the Company presently has nominal overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has no assets, including any personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

ITEM 7.  FINANCIAL STATEMENTS

                          PASCAL VENTURES, INC.
                      (a Development Stage Company)

                        (A Delaware corporation)

















                          FINANCIAL STATEMENTS
                                  AND
                      INDEPENDENT AUDITOR'S REPORT

                For the Fiscal Years Ended April 30, 1998
                            and April 30, 1997
             and for the Period August 31, 1988 (inception)
                         through April 30, 1998

                             INDEX



                                                             PAGE


Independent Auditor's Report                                   1

Balance Sheets                                                 2

Statements of Revenues and Expenses                            3

Statements of Changes in Stockholders' Equity/(Deficit)        4

Statements of Cash Flows                                       5

Notes to Financial Statements                                  6

                                     GARY A. CASE
                             CERTIFIED PUBLIC ACCOUNTANT
                                Brea Corporate Plaza
                         3230 E. Imperial Highway, Ste. 200
                             Brea, California 92821-6734
                               Telephone: (714)986-1850
                               Facsimile: (714)777-8383




INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS
OF PASCAL VENTURES, INC.

We have audited the accompanying balance sheets of PASCAL VENTURES, INC. (a Development Stage Company) as of April 30, 1998 and April 30, 1997, the related statements of Revenues and Expenses, Changes in Stockholders' Equity/(Deficit) and Cash Flows for the Fiscal Years ended April 30, 1998, April 30, 1997, and the period August 31, 1988 (inception) through April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted the audit in accordance with generally accepted audit standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that the audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage of operations and has not generated revenues from operations. Because the Company is in the development stage of operations, substantial doubt is raised about its ability to continue as a going concern. The Company's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PASCAL VENTURES, INC. as of April 30, 1998 and April 30, 1997 and the results of its operations and its cash flows for the Fiscal Years ended April 30, 1998 and April 30, 1997, and the period August 31, 1988 (inception) through April 30, 1998 in conformity with generally accepted accounting principals.




s/Gary A. Case
_____________________________________
GARY A. CASE, CPA
Brea, California

June 4, 1998

                          PASCAL VENTURES, INC.
                      (a Development Stage Company)

                        (A Delaware corporation)


                               BALANCE SHEETS

ASSETS:                                       April 30,   April 30,
                                                1998        1997
                                              ---------   ---------
   Current Assets                             $       0   $       0

   Organization Costs (net of $500
      accumulated amortization)                       0           0

   Total Assets                               $       0           0
                                              =========   =========

LIABILITIES

   Current Liabilities
     Accounts Payable                         $   2,000   $     900

    Total Current Liabilities                     2,000         900

    Total Liabilities                             2,000         900

STOCKHOLDERS' EQUITY
    Common Stock - Par Value $.001 per shares;
      15,000,000 Shares Authorized
      500,000,000 Shares Issued and Outstanding     500         500
    Additional Paid-In Capital                        0           0
    Retained Deficit, accumulated in the
      development stage                        (  2,500)     (1,400)
    Total Stockholders' Equity                 (  2,000)     (  900)

    Total Liabilities and
      Stockholders' Equity                    $       0   $       0
                                              =========   =========







             See accompanying notes and accountant's report.

                                   2

                          PASCAL VENTURES, INC.
                      (a Development Stage Company)

                        (A Delaware corporation)


                   STATEMENT OF REVENUES AND EXPENSES



                                                        Period
                                                       8/31/88
                         Fiscal        Fiscal        (Inception)
                       Year Ended    Year Ended           to
                         4/30/98       4/30/97         4/30/98
                         -------       -------         -------
REVENUE:

  Revenue                $     0       $     0         $     0

EXPENSES:

  Amortization Cost            0             0             500
  Legal and Accounting     1,000             0           1,000
  Taxes and Licenses         100           100           1,000

  Total Expenses           1,100           100           2,500

Net Income/(Loss)        $(1,100)      $ ( 100)        $(2,500)
                         =======       =======         =======

Net loss per share       $ .0022       $     0         $  .005
                         =======       =======         =======
















             See accompanying notes and accountant's report.

                                   3


                                     PASCAL VENTURES, INC.
                                (a Development Stage Company)

                                  (A Delaware corporation)


                                   STATEMENT OF CASH FLOWS

                                                                          Period
                                                                         8/31/88
                                           Fiscal        Fiscal        (Inception)
                                         Year Ended    Year Ended           to
                                           4/30/98       4/30/97         4/30/98

                                           -------       -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES

  Cash Received from Operating Activities  $     0       $     0         $     0
  Cash Paid for Operating Activities             0             0               0

Net Cash Used By Operating Activities            0             0               0

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities            0             0            (500)

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash From Financing Activities               0             0             500

Net Decrease in Cash and Cash Equivalents        0             0               0

Cash and Cash Equivalents at
  Beginning of Period                            0             0               0

Cash and Cash Equivalents at End of Period $     0       $     0         $     0
                                           =======       =======         =======


Reconciliation of Net Profit to Net Cash
Provided by Operating Activities:

   Net Income/(Loss)                       $(1,100)      $(  100)        $(2,500)
   Adjustments to Reconcile Net Income
   to Net Provided by Operating Activities:
   Amortization and Depreciation Expense         0             0             500
   Increase in Accounts Payable              1,100           100           2,000

          Total Adjustments                  1,100           100           2,500

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                     $     0       $     0         $     0
                                           =======       =======         =======












                       See accompanying notes and accountant's report.

                                           4

                                        PASCAL VENTURES, INC.
                                   (a Development Stage Company)

                                     (A Delaware corporation)


                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

                              Number of              Additional    Retained
                                Common     Common     Paid-In      Earnings
                                Shares      Stock     Capital      (Deficit)   Total
                               --------   --------    -------      --------   -------
Balance as at August 31, 1988         0          0          0             0         0

Net Income (Loss)
from August 31, 1988 (inception)
to April 30, 1991              ________   ________    _______          (567)     (567)

Balance at April 30, 1991             0          0          0          (567)     (567)

Issuance of Common Stock        500,000        500                                500


Net Income (Loss)
from May 1, 1991
to April 30, 1996              ________   ________    _______          (733)     (733)

Balance as at April 30, 1996    500,000        500          0        (1,300)     (800)

Net Income (Loss)              ________   ________    _______           100      (100)

Balance at April 30, 1997       500,000        500          0        (1,400)     (900)

Net Income (Loss)              ________   ________    _______        (1,100)   (1,100)

Balance as at April 30, 1998   $500,000   $    500    $     0       $(2,500)  $(2,000)
                               ========   ========    =======       =======   =======




























                       See accompanying notes and accountant's report.

                                           5

                                    PASCAL VENTURES, INC.
                               (a Development Stage Company)


                                NOTES TO FINANCIAL STATEMENTS
                            as of April 30, 1998 and April 30, 1997



NOTE 1: SUMMARY SIGNIFICANT ACCOUNTING POLICIES

The Pascal Ventures, Inc., a Delaware Corporation, was incorporated on August 31, 1988. The Company intends to engage in one or more mergers with or acquisitions of target entities which may be private companies, partnerships, or sole proprietorship.

The Company is in the development stage, not yet commencing its planned principal operations. The company has not yet generated any revenue. The Company is currently negotiating to merge or acquire certain target entities with profitable operations or substantial capital.

Net loss per common share is based on the weighted average of common shares outstanding during the period. As of April 30, 1998 and April 30, 1997, there were 500,000 outstanding shares of common stock.


NOTE 2: INCOME TAXES

The Company has not filed required federal income tax returns from inception through 1997. Due to the late filing of these tax returns a minimum penalty of $1,000.00 has been accrued and included in accounts payable on the balance sheet.


NOTE 3: CAPITALIZATION

Pascal Ventures, Inc., initially authorized 15,000,000 shares of common stock at a par value $.001 per share.

On August 31, 1991, Pascal Ventures, Inc. issued 500,000 shares of stock at $.001 per share for $500. These shares have been issued to ten individuals based on the cash contributed.


NOTE 4: RELATED PARTY EVENTS

The Company maintains its principle offices in space provided by an officer of the company on a rent free basis. The office is located 6 Venture, Suite 207, Irvine, California.


NOTE 5: YEAR END DATE

The Company's year end is April 30.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                       Age          Position
________________           ___          _________________________

Bruce Crawford              49          President, Director

Kristin M. Walker           27          Secretary, Director

Gerard S. Jackson           33          Director

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Bruce Crawford, President and a director. Mr. Crawford has held his positions with the Company since August 1991. Mr. Crawford is a licensed doctor of chiropractic in the State of California. In 1988, Mr. Crawford opened a chiropractic-physical therapy clinic in Orange County, California. He later expanded the clinic to Los Angeles County, California and practiced in these locations until July 1993. Mr. Crawford was also the president and a director of Brightwood, Inc., a privately-held California corporation since October 1988. Brightwood, Inc., was responsible for the active management of the two medical-chiropractic clinics in Orange and Los Angeles Counties. Since August 1993, Mr.

Crawford has also been active as the president and a director of Brightwood Productions, Inc., a privately-held California corporation, whose primary business is the acquisition, rehabilitation and sale of multi-family residences in Kern County, California. Mr. Crawford has a Bachelor of Arts Degree from Cal-State, Northridge and has a California State Teaching Credential, which he obtained in 1975. Mr. Crawford obtained his Doctor of Chiropractic from Los Angeles Chiropractic College in 1987. He shall devote only such time as necessary to the business of the Company.

     Kristin M. Walker, Secretary and a director. Ms. Walker has held her positions with the Company since August 1991. Ms. Walker was a student from 1989 to 1993 at the University of California, Bakersfield. From January 1994 to June 1996, Ms. Walker was employed by Kern County and various other school districts as a substitute teacher. In June 1996 Ms. Walker became a legal secretary for the law firm of Lee R. Goldberg, Esq., Irvine California, for whom she is still employed. Ms. Walker received her Liberal Studies Degree from the University of California at Bakersfield in June 1993. Ms. Walker shall devote only such time as necessary to the business of the Company.

     Gerard S. Jackson, director. Mr. Jackson has held his position since August 1991. Mr. Jackson has been a primary heavy equipment mechanic and technician for the County of Orange, California since 1990. Mr. Jackson's duties include ensuring the maintenance of the counties' fleet of mobile and crawler cranes, excavators, and other large earth moving equipment. Mr. Jackson has received certification for: General Motors Heavy Electronics, Robert Bosch Fuel Injection Systems, Allison Transmissions-including New World, Detroit Diesel Computer Controls (DDEC), Rexroth-Sundstrand Hydostatic Drive Pumps and Motors, Commercial Shearing Hydraulic Pumps and Motors, Vickers Hydraulic Pumps and Controls, AQMD Certification for R-12 Refrigerants. Mr. Jackson shall devote only such time as necessary to the business of the Company.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such forms furnished to the Company, the Company believes that the Form 5 annual reports of the Company's officers, directors and holders of 10% or more of the outstanding shares of the Company, which are required to be filed within 45 days after the end of the Company's fiscal year, were timely filed. These reports reflected no changes in the securities holdings of any person.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the year ended April 30, 1998 of the chief executive officer of the Company.

                   SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                Under-             All
Name                             Annual   Restricted   lying            Other
and                               Compen-     Stock    Options/    LTIP  Compen-
Principal         Salary  Bonus  sation     Award(s)     SARs    Payouts  sation
Position    Year   ($)     ($)    ($)        ($)        (#)     ($)     ($)
__________  ____  ______  _____  ______    ________   _______   _______  ______
Bruce
Crawford,
President &       (1)(2)
Director    1998  $    0  $   0  $    0    $      0         0  $     0  $    0
_________________________

<F1>
(1)  Mr. Crawford did not receive any salary during the fiscal year ended April
     30, 1998 from the Company.

<F2>
(2) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during the fiscal year ended April
     30, 1999, except in the event the Company successfully consummates a business combination.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended April 30, 1998.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1998.

     There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and            Amount and
                   Address of           Nature of
Title              Beneficial           Beneficial     Percent of
of Class              Owner               Owner           Class
________    _________________________   __________     __________

Common      Bruce Crawford               125,000           25%
            813 N. Mt. View Drive
            Santa Ana, CA  92703

Common      Kristin M. Walker            100,000           20%
            28188 Moulton Parkway
            Laguna Niguel, CA  92677

Common      Gerard S. Jackson            100,000           20%
            23422 Dune Mear
            Lake Forest, CA  92630

Common      All Officers and             325,000           65%
            Directors as a
            Group (3 persons)

________________

     The balance of the Company's outstanding Common Shares are held by 7 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to
Item 404 of Regulation S-B.

                        PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

     3.1*   Certificate and Articles of Incorporation

     3.2*   Bylaws

     EX-27  Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Amendment No. 2 Form 10-SB, filed on January 22, 1998, and are incorporated by reference herein.

(b)     Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended April 30, 1998.

                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 1998.

                               PASCAL VENTURES, INC.
                               (Registrant)


                               By: s/Bruce Crawford
                                  -------------------------------
                                  Bruce Crawford, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 16, 1998.


 s/Bruce Crawford
------------------------------
Bruce Crawford,
President and Director


 s/Kristin M. Walker
------------------------------
Kristin M. Walker,
Secretary and Director


 s/Gerard S. Jackson
------------------------------
Gerard S. Jackson, Director

                      PASCAL VENTURES, INC.

            Exhibit Index to Annual Report on Form 10-KSB
               For the Fiscal Year Ended April 30, 1998

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . 24