Form 10QSB
period 1998-07-31
SOUTHERN STATES POWER CO INC
filed 1998-09-15
CIK 1042482

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          Form 10-QSB


                     Quarterly Report Under
               the Securities Exchange Act of 1934

                For Quarter Ended:  July 31, 1998

                 Commission File Number:  0-29356

                SOUTHERN STATES POWER COMPANY, INC.
(Exact name of small business issuer as specified in its charter)

                             Delaware
  (State or other jurisdiction of incorporation or organization)

                            33-0312389
                 (IRS Employer Identification No.)

                          830 Havens Road
                           Shreveport, LA
              (Address of principal executive offices)

                               71107
                             (Zip Code)

                           (318) 221-5703
                     (Issuer's Telephone Number)

                        PASCAL VENTURES, INC.
                        6 Venture, Suite 207
                            Irvine, CA
                              92618
         (Former name, former address and former fiscal year,
                      if changed last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  X    No    .
    ---      ---

The number of shares of the registrant's only class of common stock issued and outstanding, as of July 31, 1998, was 10,205,000 shares.

                             PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended July 31, 1998, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

          The Company generated no revenues during the nine month period ending July 31, 1998. Effective July 13, 1998, Pascal Ventures, Inc., a Delaware corporation (the "Company") acquired all of the issued and outstanding securities of Southern States Power Company, Inc., a Louisiana corporation ("Southern"), consisting of 8,205,000 shares of common stock, par value $.001 per share. The nature and amount of consideration given in connection with the Agreement was the issuance of 8,205,000 shares of "restricted" common stock of the Company to the former Southern shareholders. The consideration given and received was determined by arms-length negotiations between the principals of the Company and the principals of Southern. No material relationship existed or presently exists between management of the companies. In addition the Company undertook a "forward split" of its common stock, whereby 4 shares of common stock will be issued in exchange for one share of common stock prior to the closing. Therefore, immediately prior to closing, there were 2,000,000 shares of the Company outstanding. Subsequent to the closing there are 10,205,000 shares of the Company's common stock outstanding.

          The Company intends to develop its proprietary technology relating to the generation of power for small and large power generation facilities and to attempt to obtain favorable market prices for natural gas and other needed fuels for power systems with which it intends to contract. To date the Company has generated no revenues.

          The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the company's securities until such time as the company successfully implements its business plans.

Year 2000 Disclosure

          Many existing computer programs use only two digits to identify a year in the dare field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has nominal assets, including no personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem.

                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - NONE

ITEM 2.   CHANGES IN SECURITIES - SEE DISCUSSION IN PART I, ITEM
          2.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
          SEE DISCUSSION IN PART I, ITEM 2.

ITEM 5.   OTHER INFORMATION

          On July 28, 1998, the Company, represented by Heber C. Bishop, President, entered into an agreement with Detech Corporation of Calgary, Alberta, Canada, whereby the Company obtained Detech's 40% ownership interest in the World Transport Authority Automobile Manufacturing Plant located in Otay Mesa, Mexico. This facility produces composite-body utility vehicles powered by either diesel, natural gas or electricity. The Company will provide expertise and management skill in the development of the vehicle line as well as power generation service for the operations of the facility itself. As the facility proves itself, World Transport Authority will replicate the plant in areas throughout Mexico. The Company will be involved in power supply for these facilities as well as participate in the revenues generated by sales of the vehicles produced.

          In exchange for the rights and assets acquired by the Company, the Company tendered the sum of $34,500.00 to Detech and agreed to pay certain creditors of Detech approximately $65,000.00. Further, the Company issued two warrants to Detech allowing Detech to purchase 100,000 shares of the Company at a price of $5.00 per share for a two-year period and 100,000 shares of the Company at a price of $7.50 per share for a two-year period.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)   Exhibits

                EX-27  Financial Data Schedule

          (b) Reports on Form 8-K - a Report on Form 8-K was filed on or about July 24, 1998.

               SOUTHERN STATES POWER COMPANY, INC.
                 (A Development Stage Company)

                   (A Delaware corporation)

                        BALANCE SHEET

ASSETS:                              Unaudited        Audited
                                   July 31, 1998   April 30, 1998
                                   -------------   --------------
     Current Assets                             0               0

     Organization Costs (net of
       $500 accumulated
       amortization)                            0               0
                                   --------------  --------------
     Total Assets                               0               0
                                   ==============  ==============

LIABILITIES

     Current Liabilities
          Accounts Payable                  1,900             900
                                   --------------  --------------
     Total Current Liabilities              1,900             900
                                   --------------  --------------
     Total Liabilities                      1,900             900

STOCKHOLDERS' EQUITY
     Common Stock - Par Value
     $.001 per share; 15,000,000/
     15,000,000 Shares Authorized
     500,000 Shares Issued and
     Outstanding                              500             500

     Additional Paid-In Capital                 -               -

     Retained Deficit, accumulated
       in the development stage            (2,400)         (1,400)
                                   --------------  --------------
     Total Stockholders' Equity            (1,900)           (900)

     Total Liabilities and
       Stockholders' Equity                     0               0
                                   ==============  ==============


               SOUTHERN STATES POWER COMPANY, INC.
                 (A Development Stage Company)

                    (A Delaware corporation)

               STATEMENT OF REVENUES AND EXPENSES

                              For the                   Period
                               Three                    8/31/88
                               Months       Fiscal    (Inception)
                               Ended      Year Ended       to
                              7/31/98      4/30/98      4/30/98
                              -------      -------      -------
REVENUE:

     Revenue                  $     0      $     0      $     0

EXPENSES:

     Amortization Cost              0            0          500
     Legal and Accounting       1,000            0        1,000
     Taxes and Licenses             0          100          900
                              -------      -------      -------
     Total Expenses             1,000          100        2,400

Net Income/(Loss)             $(1,000)    $   (100)     $(2,400)
                              =======     ========      =======

Net loss per share            $  .002     $      0      $ .0048
                              =======     ========      =======


               SOUTHERN STATES POWER COMPANY, INC.
                 (A Development Stage Company)

                   (A Delaware corporation)

                    STATEMENT OF CASH FLOWS


                                                        Period
                              For the                   8/31/98
                            Three Months    Fiscal    (Inception)
                               Ended      Year Ended      to
                              7/31/98       4/30/98     4/30/98
                              -------       -------     -------
CASH FLOWS FROM OPERATING
ACTIVITIES

     Cash Received from
       Operating Activities   $     0       $     0     $     0
     Cash Paid for
       Operating Activities         0             0           0
                              -------       -------     -------
Net Cash Used by
  Operating Activities              0             0           0

CASH FLOWS FROM
  INVESTING ACTIVITIES

Net Cash Used in Investing
  Activities                        0             0        (500)

CASH FLOWS FROM FINANCING
  ACTIVITIES

Net Cash From Financing
  Activities                        0             0         500



                           SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SOUTHERN STATES POWER COMPANY, INC.
                              (Registrant)

                              Dated:  September 15, 1998



                              By: s/Heber C. Bishop
                                 --------------------------------
                                 Heber C. Bishop, President

               SOUTHERN STATES POWER COMPANY, INC.

        Exhibit Index to Quarterly Report on Form 10-QSB
              For the Quarter Ended July 31, 1998

EXHIBITS                                                Page No.

  EX-27     Financial Data Schedule . . . . . . . . . .      10