Form 10QSB
period 1998-10-31
SOUTHERN STATES POWER CO INC
filed 1999-01-07
CIK 1042482

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          Form 10-QSB


                     Quarterly Report Under
               the Securities Exchange Act of 1934

                For Quarter Ended:  October 31, 1998

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

                       PASCAL VENTURES, INC.
                       6 Venture, Suite 207
                            Irvine, CA
                               92618
                   Former Fiscal Year:  April 30
         (Former name, former address and former fiscal year,
                      if changed last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  X    No    .
    ---      ---

The number of shares of the registrant's only class of common stock issued and outstanding, as of October 31, 1998, was 10,205,000 shares.

                             PART I

ITEM 1.   FINANCIAL STATEMENTS.

          The unaudited financial statements for the six month period ended October 31, 1998, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

Overview
--------

          The Company was originally organized as Pascal Ventures, Inc. ("Pascal") in the State of Delaware on August 31, 1988. In January 1998, Pascal's Form 10-SB became effective and the Company become a reporting company under the Securities Exchange Act of 1934, as amended. On July 13, 1998, the shareholders of Pascal and Southern States Power Company, Inc., a Louisiana corporation ("Southern States") approved the terms of a Share Exchange Agreement and Plan of Reorganization between the two entities. As a result of the merger, the total number of common shares outstanding as of July 13, 1998 (as of the merger date) was 10,205,000. As a result of the Share Exchange agreement and Plan of Reorganization between Pascal and Southern States, the shareholders of Pascal authorized a 4 to 1 forward split of all pre-merger shares (from 500,000 to 2,000,000) and issued 8,205,000 shares of its restricted common stock to the shareholders of Southern States. Accordingly, the Company had a total of 10,205,000 common shares of its stock outstanding after concluding the merger. The Company changed its name from Pascal Ventures, Inc.to Southern States Power Company, Inc.

Revenues
--------

          The Company generated no revenues from operations during the six month period ended October 31, 1998. All revenues have been derived from dividend income from cash reserves. The Company is still in the development stage and management has concluded that the most prudent use of the Company's cash reserves at this time is in low risk investments. As the business plan of the Company develops and funds are allocated toward revenue-generating activities, cash can be moved from the investment account to an operating account on an "as-needed" basis. This will allow the Company to maximize its interest revenue with a low risk factor.

Plan of Operation
-----------------

          The Company is a development stage company concerned with power generation for various applications. On July 28, 1998, the Company purchased a forty percent ownership interest in an automobile manufacturing operation in Otay Mesa, Tijuana, Mexico, in exchange for cash and engineering consulting services. Global Green Cars, Inc., a subsidiary of B.A.T. International, Inc., also owns a forty percent interest in this operation, while Environmental Process Advanced, S.A. de C.V., a Mexican corporation, owns the remaining twenty percent. It is anticipated that over the next twelve months, this manufacturing operation will produce light automobiles constructed from composite materials and powered by gas, diesel and/or electric motors. The Company's technology is applicable to the energy efficiency ratings for the various power supplies planned for these vehicles. At the present time, the manufacturing operation is in a development phase. It is impossible to approximate the plant's output capacity since workers are still being trained and vehicle designs are still under review. However, once this data is available, economic decisions will be made with regard to duplicating this facility throughout Mexico.

          As for the vehicle designs, the Company is negotiating for acquisition of certain automobile designs that will be unique and exclusively manufactured by the joint venture between the Company, Global Green Cars, Inc. and Environmental Process Advanced, S.A. de C.V. The physical plant is the property of the joint venture. The participating joint venture partners own a portion of the operations and output as set forth above. The obligations of the joint venture partners are to provide capital funding, technology and consulting services to the operation in exchange for their participation interests.

          Capital expenditures have been made to support the automobile manufacturing facility during its development phase. The Company will continue to support the manufacturing facility from its cash reserves until such time as it begins to generate revenue, at which the joint venture should have sufficient income to support its operations. At the present expenditure rate, the Company would not have to raise additional funds during the next twelve months, as sufficient cash is on hand to satisfy the Company's cash requirements through at least March of 2000.

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

ITEM 1.   LEGAL PROCEEDINGS - NONE

ITEM 2.   CHANGES IN SECURITIES - NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
          NONE

ITEM 5.   OTHER INFORMATION

          On August 28, 1998, the Company and Mr. Lorenzo Payan formed a joint venture company organized under the laws of Mexico. The company is called "Southern States Power Company - Mexico, S.A. de C.V." The Company and Mr. Payan each own 50% of the new entity, which will be used to market the Company's products and services in Mexico as the Company's business plan is developed.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)   Exhibits

                EX-27  Financial Data Schedule

          (b)   Reports on Form 8-K

                On or about June 24, 1998, the Company filed a report on Form 8-K, which is incorporated herein by reference, which report advised, among other things, of the consummation of a share exchange agreement with Southern States Power Company ("Southern"), a Louisiana corporation, pursuant to which the Company undertook a forward split of its common stock whereby 4 shares were issued in exchange of each share of common stock issued and outstanding and acquired all of the issued and outstanding securities of Southern and the issuance of 8,205,000 shares of its "restricted" common stock to the former shareholders of Southern in exchange for all of the issued and outstanding stock of Southern. Southern did not survive the transaction. The Company also changed its name to "Southern States Power Company, Inc.." A copy of the Share Exchange Agreement and Plan of Reorganization was annexed to the Form 8-K as an Exhibit.

              On or about October 15, 1998, the Company filed a report on Form 8-K, which is incorporated herein by reference, which report advised of the following: (i) the formation of a Mexican joint venture entitled "Southern States Power Company - Mexico, S.A. de C.V." with Lorenzo Payan to promote the Company's technologies and products in the Mexican market; (ii) the entering into an agreement with Environmental Process Advanced, S.A., a Mexican company, and Global Green Cars, Inc. to clarify the relationships, rights and obligations of the parties with respect to a vehicle manufacturing joint venture in Tijuana, Mexico; (iii) change of Company's fiscal year end to December 31; and (iv) included the consolidated financial statements for the Company reflecting the financial status of the Company following the consummation of the share exchange agreement.

               SOUTHERN STATES POWER COMPANY, INC.
                 (A Development Stage Company)
                   (A Delaware corporation)

                        BALANCE SHEET

                                     Unaudited          Audited
                                 October 31, 1998    April 30, 1998
                                 ----------------    --------------
ASSETS:

     Current Assets:
       Cash                      $        833,867    $            0
       Inventory                           70,000                 0
                                 ----------------    --------------
     Total Current Assets                 903,867                 0

     Investment in Joint
       Venture (Note 2)                   266,550                 0
     Organization Costs (net of
       $1,333 accumulated
       amortization)                        8,667                 0
                                 ----------------    --------------
     Total Assets                $      1,179,084    $            0
                                 ================    ==============

LIABILITIES

     Current Liabilities:
          Accounts Payable                  2,616               900
                                 ----------------    --------------
     Total Current Liabilities              2,616               900
                                 ----------------    --------------
     Total Liabilities                      2,616               900

STOCKHOLDERS' EQUITY
     Common Stock; $0.001 par
     value; 50,000,000 shares
     authorized; 500,00 shares
     issued and outstanding as
     of April 30, 1998;
     10,205,000 shares issued
     and outstanding as of
     October 3, 1998                       10,205               500

     Additional Paid-In Capital         1,178,295                 0

     Retained Earnings                    (12,032)           (1,400)
                                   --------------    --------------
     Total Stockholders' Equity         1,176,468              (900)

     Total Liabilities and
       Stockholders' Equity        $    1,179,084    $            0
                                   ==============    ==============

               SOUTHERN STATES POWER COMPANY, INC.
                 (A Development Stage Company)

                    (A Delaware corporation)

               STATEMENT OF REVENUES AND EXPENSES

                              For the     For the      Period
                                Six         Six        8/31/88
                               Months      Months    (Inception)
                               Ended       Ended         to
                             10/31/98    10/31/97     10/31/98
                            ----------    --------    ----------
REVENUES:
  Dividend Income           $   21,970    $      0    $   21,970
                            ----------    --------    ----------
    Total Revenues              21,970           0        21,970

EXPENSES:
  Amortization Expense           1,333       1,000         1,833
  Accounting                     3,000           0         4,000
  Bank Charges                     533           0           533
  Legal                          8,003           0         8,003
  Taxes and Licenses                 0         100         1,000
  Travel Expenses               18,033           0        18,033
  Supplies                         600           0           600
                            ----------    --------    ----------
     Total Expenses             31,502       1,100        34,002

Net Income/(Loss)           $   (9,532)   $ (1,100)   $  (12,032)
                            ==========    ========    ==========


Net loss per share          $        0    $      0    $        0
                            ==========    ========    ==========

Common Shares
  Outstanding               10,205,000     500,000    10,205,000
                            ==========    ========    ==========

               SOUTHERN STATES POWER COMPANY, INC.
                 (A Development Stage Company)
                   (A Delaware corporation)

                   STATEMENT OF CASH FLOWS

                                                        Period
                                For the    For the      8/31/98
                              Six Months  Six Months  (Inception)
                                 Ended      Ended         to
                               10/31/98    10/31/97     10/31/98
                              ---------    --------    ----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net Income                  $  (9,532)   $ (1,100)   $  (12,032)
  Adjustments to reconcile
    net income to net cash
    provided from operating
    activities:
      Amortization                1,333           0         1,833
      Increase in accounts
         payable                              1,100         2,000
      Increase in inventory     (70,000)          0       (70,000)
                              ---------    --------    ----------
Net Cash Used by
  Operating Activities          (78,199)          0       (78,199)

CASH FLOWS FROM
INVESTING ACTIVITIES:
  Acquisition of Environ-
    mental Process
    Advanced (Joint Venture)   (266,550)          0      (266,550)
  Increase in Intangible
    Assets                      (10,000)          0       (10,500)
                              ---------    --------    ----------
Net Cash Used in Investing
  Activities                   (276,550)          0      (277,050)

CASH FLOWS FROM FINANCING
ACTIVITIES
  Proceeds from Issuing
    Common Stock              1,188,000           0     1,188,500
  Proceeds from Loan
    Payable                         616           0           616
                             ----------    --------    ----------
Net Cash From Financing
  Activities                  1,188,616           0     1,189,116
                             ----------    --------    ----------
Net Increase in Cash            833,867           0       833,867

Cash at Beginning of Year             0           0             0
                             ----------    --------    ----------
Cash at End of Year          $  833,867    $      0    $  833,867
                             ==========    ========    ==========

                     SOUTHERN STATES POWER COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS
         For the Period Ended October 31, 1998 and October 31, 1997

(1)   Summary of Significant Accounting Policies:

      General:

      The Company was incorporated in the state of Delaware on August 31, 1988. The company changed its corporate year end from April 30 to December 31. The Company merged with Southern States Power Company, Inc. on July 13, 1998 and was the surviving company.

      Business Activity:

      The Company has had no operating activity and plans to generate energy efficient power supply in exchange for fees from customers.

      Organization Costs:

      The Company's organization costs consists of legal and filing fees, which were incurred by Southern States Power Company, Inc., and will be amortized over a 60-month period.

      Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fair Value:

      Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

      Cash:

      The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

      Income Taxes:

      The Company has not filed required federal income tax returns from inception through 1997. Due to the late filing of these tax returns a minimum penalty of $1,000 has been accrued and included in accounts payable on the balance sheet.

                     SOUTHERN STATES POWER COMPANY, INC.

            For the Period Ended October 31, 1998 and October 31, 1997

(2)   Investment in Joint Venture

      The company has jointly invested in manufacturing facilities in Mexico. The company will hold a forty percent (40%) joint venture interest in said manufacturing facility.

(3)   Stockholders' Equity:

      Pascal Ventures, Inc. authorized 50,000,000 shares of common stock at a par value $.001 per share.

      On August 31, 1991, Pascal Ventures, Inc. issued 500,000 shares of stock at $.001 per share for $500. These shares have been issued to ten individuals based on the cash contributed.

      On July 13, 1998, as a result of the Share Exchange Agreement and Plan of Reorganization between the Company and Southern States Power
      Company, Inc., a Louisiana corporation, the shareholders of the Issuer authorized a 4 to 1 forward split of all pre-merger shares (from 500,000 to 2,000,000) and issued 8,205,000 shares of its restricted common stock to the shareholders of Southern States Power Company, Inc. for all of the issued and outstanding shares of Southern States Power Company, Inc.

      The Company had a name change after the merger to Southern States Power Company, Inc.

(4)   Subsequent Events:

      The Company entered into a five-year agreement with Southern States Gas Gathering System, LLC to purchase up to 2,000,000 cubic feet of natural gas per day at $2,600 per million cubic feet in exchange for 350,000 shares of its common stock. The Company may extend this agreement for another five years, at the end of the initial term, at a price of 5% below the spot price of natural gas.

      The Company also entered into a five year agreement with Southern States Oil Production, LLC to purchase up to 4,200 gallons of Louisiana light sweet crude oil per day at a fixed price of $0.38 per gallon in exchange for 350,000 shares of its common stock. The Company may extend this agreement for another five years, at the end of the initial term, at a price of 5% below the spot price of Louisiana light sweet crude oil.

                           SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SOUTHERN STATES POWER COMPANY, INC.
                              (Registrant)

                              Dated:  January 6, 1999



                              By: s/Heber C. Bishop
                                 --------------------------------
                                 Heber C. Bishop, President

               SOUTHERN STATES POWER COMPANY, INC.

         Exhibit Index to Quarterly Report on Form 10-QSB
              For the Quarter Ended October 31, 1998

EXHIBITS                                                Page No.

  EX-27     Financial Data Schedule . . . . . . . . . .      13