Form 10QSB
period 1999-01-31
SOUTHERN STATES POWER CO INC
filed 1999-03-17
CIK 1042482

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          Form 10-QSB


                     Quarterly Report Under
               the Securities Exchange Act of 1934

                For Quarter Ended:  January 31, 1999

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

                             December 31
          ---------------------------------------------------
         (Former name, former address and former fiscal year,
                      if changed last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  X    No    .
    ---      ---

The number of shares of the registrant's only class of common stock issued and outstanding, as of January 31, 1999, was 10,205,000 shares.

                             PART I

ITEM 1.   FINANCIAL STATEMENTS.

          The unaudited financial statements for the nine month period ended January 31, 1999, are attached hereto.

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

Overview
--------

          The Company was originally organized as Pascal Ventures, Inc. ("Pascal") in the State of Delaware on August 31, 1988. In January 1998, Pascal's Form 10-SB became effective and the Company become a reporting company under the Securities Exchange Act of 1934, as amended. On July 13, 1998, the shareholders of Pascal and Southern States Power Company, Inc., a Louisiana corporation ("Southern States") approved the terms of a Share Exchange Agreement and Plan of Reorganization between the two entities. As a result of the merger, the total number of common shares outstanding as of July 13, 1998 (as of the merger date) was 10,205,000. As a result of the Share Exchange agreement and Plan of Reorganization between Pascal and Southern States, the shareholders of Pascal authorized a 4 for 1 forward split of all pre-merger shares (from 500,000 to 2,000,000) and issued 8,205,000 shares of its restricted common stock to the shareholders of Southern States. Accordingly, the Company had a total of 10,205,000 common shares of its stock outstanding after concluding the merger. The Company changed its name from Pascal Ventures, Inc. to Southern States Power Company, Inc.

          On February 2, 1999 the Company was approved for trading on the OTC:BB exchange, two days into the final quarter of the fiscal year. The symbol ASSPC was assigned to the Company.

Revenues
--------

          The Company generated no revenues from operations during the nine month period ended January 31, 1999. All revenues have been derived from dividend income from cash reserves. The Company is still in the development stage and management has concluded that the most prudent use of the Company's cash reserves at this time is in low risk investments. As the business plan of the Company develops and funds are allocated toward revenue-generating activities, cash can be moved from the investment account to an operating account on an "as-needed" basis. This will allow the Company to maximize its interest revenue with a low risk factor.

Plan of Operation
-----------------

          The Company is a development stage company concerned with power generation for various applications. In the time period between November 1, 1998 and January 31, 1999, the Company focused on the development of its joint venture automobile manufacturing operation with Environmental Process Advanced, S.A. de C.V. in Otay Mesa, Mexico. Resources from Company reserves were allocated to the plant for expenses such as labor, insurance, parts, equipment and the like. Most of the plant activities in this fiscal quarter were centered on tooling the plant facility, training the staff and building up an inventory of vehicles with varying power systems (electric, gas, propane, diesel). The Company also purchased the twenty-percent interest in the joint venture that was owned by Global Green Cars, Inc. This acquisition brings the Company's total interest in the venture to eighty percent. Capital expenditures have been made to support the automobile manufacturing facility during its development phase. The Company will continue to support the manufacturing facility from its cash reserves until such time as it begins to generate revenue, at which time the joint venture should have sufficient income to support its operations.

          The Company also has formed a joint venture with Anuvu, Incorporated to complete development and demonstration of an advanced proton exchange membrane (PEM) fuel cell that will be demonstrated in a series of fuel cell powered electric vehicle runs in California and other locations. The Company and Anuvu formed the joint venture company to combine fuel cell technology of Anuvu and electric vehicle production capabilities of the Company. The joint venture company, Global Fuel Cell Corporation, is owned 50% by Anuvu and 50% by the Company. SSPC has provided funding, engineering and marketing support. The Company has also completed an electric mini-van with a state of the art AC drive system that has a fully computerized monitoring system. A series of vehicle runs are planned over the next few months with the fuel cell using a variety of fuels including hydrogen, natural gas, propane, methanol & gasoline.

          In November 1998, the Company entered into an agreement with Thunder Ranch, Inc. whereby the Company was irrevocably assigned the rights to manufacture and distribute the AIsland Car (sometimes referred to as the AWorld Car or the AWorldStar vehicle). The developer of this proprietary vehicle technology was hired by the Company as a consultant in the areas of vehicle fabrication at the Otay Mesa manufacturing facility.

          In December 1998, the Company placed itself into the burgeoning biodiesel fuel market with two actions. In the first, the Company purchased a soybean oil extraction facility located near Culiacan, Sinaloa, Mexico. The facility was designed with state of the art equipment. The plant is in excellent condition and has only been in operation a total of 1000 hours. Production capacity is approximately 7 million gallons of oil/year, plus feed meal by-product. Equipment in the plant includes oil extraction machinery, rail siding for transportation, meal and seed/bean unloading and loading equipment, oil storage tanks, boiler and steam generator equipment and offices and labs. Immediately upon its acquisition, the Company hired a crew to refurbish the plant, which is now ready for operation. In the second action, the Company entered into agreements with the farmers in the region to allow purchase of soybeans at a set price for a 15 year period. This will provide price certainty for raw material supplies.

          The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the company's securities until such time as the company successfully implements its business plans.

Year 2000 Disclosure
--------------------

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
          NONE

ITEM 5.   OTHER INFORMATION - NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)   Exhibits

                EX-27  Financial Data Schedule

          (b)   Reports on Form 8-K

                On or about February 10, 1999, the Company filed a report on Form 8-K wherein the Company expressed its desire to revert to its original fiscal year end of April 30 after having changed it to December 31 in an earlier report. After discussing the matter with Company financial advisors, the Board of Directors decided that an April 30 fiscal year end would be in the best interests of the Company.

               SOUTHERN STATES POWER COMPANY, INC.
               -----------------------------------


                     (a Delaware corporation)








                       FINANCIAL STATEMENTS
                               AND
                       COMPILATION  REPORT
               For the Period Ended January 31, 1999
               -------------------------------------
                and For the Period January 31, 1998
                -----------------------------------

                              INDEX
                              -----



                                                             PAGE
                                                             ----


Compilation Report                                             1

Balance Sheet                                                  2

Statement of Revenues & Expenses & Retained Earnings           3

Statement of Cash Flows                                        4

Notes to Financial Statements                                 5-6

Gary A. Case
Certified Public Accountant
3230 E. Imperial Highway, Ste. 200
Brea, California 92821
Tel:   714/986-1850                                       Member:
Fax:  714/986-1855                          Calif Society of CPAs
gaccpa@earthlink.net           Licensed in California and Florida
_________________________________________________________________



                      COMPILATION REPORT
                      ------------------



Board of Directors
Southern States Power Company, Inc.
Shreveport, Louisiana


Dear Board of Directors:

We have compiled the accompanying statement of financial condition of Southern States Power Company, Inc. (a Delaware
Corporation) as of January 31, 1999 and January 31, 1998 in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements, information that is the representation of the corporation whose financial statement is presented. We have not audited or reviewed the accompanying financial statement and, accordingly, do not express an opinion or any other form of assurance on it.





s/Gary A. Case
_____________________________________
GARY A. CASE, CPA
Brea, California

March 11, 1999

               SOUTHERN STATES POWER COMPANY, INC.
                   (a Delaware corporation)

                        BALANCE SHEET
                  as of 1/31/99 and 1/31/98

ASSETS:                                     1/31/99     1/31/98
                                          ----------  ----------
  Current Assets:
    Cash                                  $  359,447  $        0
    Inventory                                103,000           0
    Loan Receivable - S/T                     45,000           0
                                          ----------  ----------
  Total Current Assets                       507,447           0

    Fixed Assets                              12,000           0
    Investment in Joint Venture (Note 2)     588,550           0
    Notes Receivable                          26,000           0
    Organization Cost (net of $1834
      Accumulated amortization)                8,166           0
                                          ----------  ----------
  Total Assets                            $1,142,163  $        0
                                          ==========  ==========

LIABILITIES:
  Current Liabilities:
    Accounts Payable                      $    2,616  $    1,900
                                          ----------  ----------
  Total Liabilities                            2,616       1,900
                                          ----------  ----------

STOCKHOLDERS' EQUITY
  Common Stock; $0.001 par value
    50,000,000 shares authorized,
    10,205,000 shares issued and
    outstanding                           $   10,205         500
  Additional Paid-In Capital               1,178,295           0
  Retained Earnings                      (    48,953)     (2,400)
                                          ----------  ----------
  Total Stockholders' Equity               1,139,547      (1,900)
                                          ----------  ----------
  Total Liabilities and
    Stockholders' Equity                  $1,142,163  $        0
                                          ==========  ==========


[FN]
           See accompanying notes and compilation report.

               SOUTHERN STATES POWER COMPANY, INC.
                    (a Delaware corporation)

     STATEMENT OF REVENUES & EXPENSES AND RETAINED EARNINGS

                                                        Period
                                   For the    For the   8/31/88
                                   Period     Period   Inception)
                                    Ended      Ended      to
                                   1/31/99    1/31/98   1/31/99
                                   --------   -------   --------
REVENUES:
  Dividend Income                  $ 25,654   $     0   $ 25,654
                                   --------   -------   --------

    Total Revenues                 $ 25,654   $     0   $ 25,654
                                   --------   -------   --------

EXPENSES:
  Amortization Expense             $  1,834   $ 1,000   $  2,334
  Accounting                          5,400         0      6,400
  Bank Charges                        1,159         0      1,159
  Legal                              20,274         0     20,274
  License Fee Expense                16,000         0     16,000
  Printing Expense                    1,081         0      1,081
  Office Expense                        394         0        394
  Rent Expense                          375         0        375
  Supplies Expense                    3,348         0      3,348
  Taxes & License Expense               359       100      1,359
  Telephone Expense                   3,850         0      3,850
  Travel Expenses                    18,033         0     18,033
                                   --------   -------   --------

    Total Expenses                  $72,107   $ 1,100   $ 74,607
                                   --------   -------   --------

Net Income                        ($ 46,453) ($ 1,100) ($ 48,953)

Retained Earnings a/o 1/31/97                (  1,300)

Retained Earnings a/o 1/31/98                ($ 2,400)
                                              =======
Retained Earnings a/o 5/1/98      (   2,500)
                                   --------             --------
Retained Earnings a/o 1/31/99     ($ 48,953)            $ 48,953
                                   ========             ========



[FN]
           See accompanying notes and compilation report.

                     SOUTHERN STATES POWER COMPANY, INC.
                         (A Delaware corporation)

                          STATEMENT OF CASH FLOW


                                                                    Period
                                           For the     For the      8/31/88
                                            Period     Period     (Inception)
                                            Ended       Ended         To
                                           1/31/99     1/31/98      1/31/99
                                         ----------    --------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                            ($   46,453)  ($  1,100)  ($   48,953)
  Adjustments to reconcile net income
  to net cash provided from
  operating activities:
    Amortization                              1,834           0         2,334
    Increase in Accounts Receivable         (45,000)          0       (45,000)
    Increase in Inventory                  (103,000)          0      (103,000)
    Increase in Accounts Payable                  0       1,100         2,000
                                         ----------    --------    ----------
      Net Cash Used by Operating
        Activities                      ($  192,619)   $      0   ($  192,619)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Fixed Assets              ($   12,000)          0   ($   12,000)
  Acquisition of Environmental Process
    Advanced (Joint Venture)            (   588,550)          0      (588,550)
  Increase in Notes Receivable          (    26,000)          0   (    26,000)
  Increase in Intangible Assets         (    10,000)          0   (    10,500)
                                         ----------    --------    ----------
      Net Cash Used by Investing
        Activities                      ($  636,550)   $      0   ($  637,050)
                                         ----------    --------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuing Common Stock     $1,188,000           0    $1,188,500
  Proceeds from Loan Payable                    616           0           616
                                         ----------    --------    ----------
      Net Cash Provided by Financing
        Activities:                      $1,188,616    $      0    $1,189,116
                                         ----------    --------    ----------

       Net Increase in Cash              $  359,447    $      0    $  359,447

CASH AT BEGINNING OF YEAR                         0           0             0
                                         ----------    --------    ----------
CASH AT END OF YEAR                      $  359,447    $      0    $  359,447
                                         ==========    ========    ==========






[FN]
                  See accompanying notes and compilation report.

                     SOUTHERN STATES POWER COMPANY, INC.

                       NOTES TO FINANCIAL STATEMENTS
         For the Period Ended January 31, 1999 and January 31, 1998

(1) Summary of Significant Accounting Policies:
    General:

      The Company was incorporated in the state of Delaware on August 31, 1988. The company changed its corporate year end from December 31 to April 30. The Company merged with Southern States Power Company, Inc. on July 13, 1998 and was the surviving company.

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

                     See accompanying compilation report.

                     SOUTHERN STATES POWER COMPANY, INC.

          For the Period Ended January 31, 199 and January 31, 1998

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

      On July 13, 1998, as a result of the Share Exchange Agreement and Plan of Reorganization between the Company and Southern States Power Company, Inc., a Louisiana corporation, the shareholder's of the Issuer authorized a 4 for 1 forward split of all pre-merger shares (from 500,000 to 2,000,000) and issued 8,205,000 shares of its restricted common stock to the shareholders of Southern States Power Company, Inc. for all of the issued and outstanding shares of Southern States Power Company, Inc.

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



                      See accompanying compilation report.

                           SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SOUTHERN STATES POWER COMPANY, INC.
                              (Registrant)

                              Dated:  March 15, 1999



                              By: s/Heber C. Bishop
                                 --------------------------------
                                 Heber C. Bishop, President

               SOUTHERN STATES POWER COMPANY, INC.

         Exhibit Index to Quarterly Report on Form 10-QSB
             For the Quarter Ended January 31, 1999

EXHIBITS                                                Page No.

  EX-27     Financial Data Schedule . . . . . . . . . .      16