Form 10KSB
period 1999-04-30
SOUTHERN STATES POWER CO INC
filed 1999-10-12
CIK 1042482

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
         [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 1999

         [  ]   Transition Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

        For the transition period from                to               .
                                       --------------    --------------

                         Commission file number 0-29356
                                                -------

                       Southern States Power Company, Inc.
                       -----------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                                33-0312389
         --------                                                ----------
(State or other Jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  830 Havens Road, Shreveport, Louisiana 71107
                  --------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's Telephone Number, Including Area Code: (318) 221-5703
                                                         --------------

         Securities Registered under Section 12(b) of the Exchange Act:

         Title of Each Class        Name of Each Exchange on Which Registered
         -------------------        -----------------------------------------
                 None                               None

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------

                                (Title of Class)

                          (Continued on Following Page)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S- B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                   ----

The Company had no revenues from operations during the fiscal year ended April 30, 1999.

The aggregate market value of the voting stock held by nonaffiliates of the registrant (4,157,500 shares) is approximately $20,787,500. The aggregate market value has been computed by reference to the average bid and asked prices of such stock ($5.00 per share) as of August 30, 1999 (which date is within 60 days of the filing of this Form 10-KSB).

The number of shares outstanding of the issuer's Common Stock as of April 30, 1999 was 10,907,500. Of these shares, 2,000,000 were freely tradable and 8,907,500 were restricted.

Documents incorporated by reference:  None.


                 This Form 10-KSB consists of Thirty Three Pages
                   Exhibit Index is Located at Page Thirty Two

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

     Southern States Power Company, Inc. ("SSPC" or the "Company") was formed in March 1998 as a private Louisiana corporation to develop and market innovative energy and power technologies with a concentration on those products and services that either improve or preserve the environment on a global basis. After formation of the private company, Company Management sought out a public vehicle and executed a merger with Pascal Ventures, Inc., a public company organized under the laws of the state of Delaware on August 31, 1988. The merger was consummated on July 13, 1998. Pascal Ventures, Inc. then changed its name to Southern States Power Company, Inc. and the private Louisiana corporation was dissolved. The Company then set out to execute its business plan.

     The initial efforts and resources of the Company were dedicated toward establishing the base business ventures of advanced transportation technologies and alternative fuels. The vehicle manufacturing project was begun in Otay Mesa, Tijuana, Baja California, Mexico with joint venture partner, Environmental Process Advanced, S.A. de C.V., ("EPA") a private Mexican corporation. The project began as a three-way joint venture between the Company (40%), EPA (20%) and Global Green Cars, Inc., ("GGC") a private domestic corporation (40%). Due to inability to continue financial contributions to the project, GGC sold its interest to the Company in exchange for $40,000 cash dedicated to paying debts owed by GGC to various creditors for expenses related to the project. The Company recognized this opportunity as a significant chance to expand its stake in the project for a nominal price. The Company then established a sister operation in Sinaloa, Mexico.

     The vehicle project is concerned with manufacturing composite body vehicles in two styles, a pickup truck model and a sport utility/all-terrain vehicle known as the "Rhino." Both styles can be outfitted with either a diesel or a gasoline engine. At present, Volkswagen engines are being used to power the vehicles.

     The Company has also received orders for "gliders," or vehicles without engines. These orders were placed by participants in the mining industry as the vehicles are much more resistant to the corrosive atmospheres inherent in underground mines. The mining industry represents a large market niche for specialty vehicles if both vehicles and engines can meet strict new regulatory requirements. Regulations developed by the Mine Safety and Health Administration
(MSHA) require vehicles to meet height, ground clearance and other requirements. The engines must meet strict emission requirements and must be certified for use in underground mines. The regulations will go into full effect starting in November, 1999. This will require replacement of mining vehicles in a very short time period that do not meet chassis or emission requirements. There are over 15,000 underground mining vehicles of this type that have to be replaced by the end of November in the U.S. and an even larger international market. This is an ideal market opportunity for SSPC's technology and production capacity.

     The Company also entered the alternative fuels market during fiscal year 1999 by commencing with the development of a biodiesel fuel division. Biodiesel fuel is produced by combining vegetable or animal oils with standard diesel fuel in an effort to eliminate or reduce particulates and other emissions associated with the burning of straight diesel fuels.

     One such blending oil is soybean oil. In recognition of this fact, the Company located and purchased a soybean oil extraction plant in Culiacan, Mexico. Thereafter, the Company located and leased a second facility. The lease is for a ten-year period with an option to purchase at the end of the lease term. The facilities were designed with state of the art equipment. The plants are in excellent condition.

     Equipment in the plants include oil extraction machinery, rail siding for transportation, meal and seed/bean unloading and loading equipment, oil storage tanks, boiler and steam generator equipment and offices and labs. The plants are now fully refurbished and ready to enter into agricultural processing in the near future. SSPC has reached confidential agreements with the farmers in the region to allow purchase of soybeans at a set price for a 15 year period. This will provide price certainty for raw material supplies that will help insure plant profitability. Due to drought conditions that have prevailed in the area of the processing facilities, the Company has not yet commenced operations.

     By the end of fiscal year 1999, the Company had taken significant steps to establish biodiesel blending facilities in the United States as a precursor to entering the domestic biodiesel market. The decisions to develop biodiesel divisions were based on favorable economic and political conditions.

     Several laws and air quality management agreements that are just going into effect in 1999 will sharply impact demand for biodiesel fuel:

     1. The California Air Resources Board recently ruled that small particulates are a toxic health hazard. New fines for exceeding smoke limits will go into effect in April 1999 that will lead to $5000 fines for trucks on a second violation, and forfeiture of the truck for failure to pay. Mexican trucks crossing the border to deliver in Los Angeles will be a focus of enforcement actions because engines and fuel are so dirty.

     2. The Transportation Equity Act of the 21st Century allows fleets or heavy duty equipment affected by alternative fuel mandates to meet requirements with a diesel engine vehicle operating on 20% biodiesel, 80% petroleum. Off-road heavy-duty equipment using alternative fuels will be given bid preferences and equipment operating advantages on highway construction contracts. Funding is available in the bill for purchase of biodiesel fuel and fueling facilities

     3. The Interstate Clean Transportation Corridor ("ICTC") consists of interstate highway systems in four Western states (CA, AZ, NV, UT). The states are working together to provide alternative fuel stations for trucks in the ICTC. Many trucks may use biodiesel, particularly in California to avoid smoke violation fines.

     Biodiesel fuel can be used in existing diesel engines with little or no modifications as an alternative fuel. Use of the fuel leads to much lower emissions while also improving engine lubricity and providing other benefits. The recent change in the alternative fuel requirements that allows 20% biodiesel to qualify will create a strong demand among the more than 8 million fleet vehicles in the U.S. All of these fleet vehicles will be impacted in the near future by alternative fuel rules. Some fleets such as federal, state and utility fleets must purchase 75-90% alternative fuel vehicles starting this year.

     Biodiesel is the lowest cost alternative fuel option for many fleets because diesel vehicles can be utilized and fueling infrastructure costs are very low compared to natural gas, ethanol, methanol or electricity. Over 12 million gallons of diesel fuel is consumed daily in California alone. Even a very small shift in the consumption of diesel represents a tremendous market opportunity for biodiesel.

     At present, government regulations, both state and federal, mandate deployment of alternative fuel vehicles for certain operators. In certain cases, government agencies will subsidize the purchase of alternative fuels by consumers in an effort to offset the increased costs associated with their manufacture. Over time, as the number of alternative fuel producers and users increases and a stable market is established, the standard price should stabilize at a competitive level such that the subsidies can be removed without adverse effects on this new market.

     In addition to its base business, the Company expanded into related technologies in fiscal year 1999 by forming Global Fuel Cell Corporation ("GFCC") as a fifty-fifty joint venture with ANUVU, Inc. GFCC is concerned with development and manufacture of an advanced fuel cell that is lighter, more compact and delivers more energy than other competing fuel cells. The near term and long term production costs are much lower than other technologies, which will allow GFCC to bring this fuel cell to market in a near term time frame. This is expected to result in a zero emission vehicle that has equivalent range and life cycle cost versus a gasoline vehicle. Demonstration runs are planned with a fuel cell powered mini-van in the next several months.

     Fuel cells run on hydrogen gas that can be produced from a variety of fuels including natural gas, propane, bio-diesel, methanol, and gasoline. Natural gas is the fuel of choice and presents the least amount of problems in conversion. Unfortunately, automobiles cannot carry enough natural gas tanks and therefore have range limitations.

     However, fuel cells also have very large market applications as stationary power generation units. Power generator fuel cells are not confronted with the same technical hurdles as automobile fuel cells. For example, stationary fuel cells can run indefinitely on natural gas supplied by local gas mains, which presently exist in most US cities. Secondly, the space limitations in automobiles do not present a problem in stationary fuel cell applications. A third advantage of stationary applications is that fuel cells running on natural gas can be combined with a natural gas powered cogeneration unit. The waste heat of the natural gas generator can be utilized for fuel cell operations in conjunction with other cogeneration features.

     In addition to these advantages, stationary source fuel cell applications have the additional benefits of high efficiency and no pollution. Fuel cells can generate pollution-free power at the customer site with no requirements for connecting to the electric power grid or power lines, and they are independent from power company outages. Furthermore, fuel cells produce electricity through a chemical cycle by combining hydrogen with oxygen (from air) to form H2O (pure water). This chemical cycle doubles the energy conversion efficiency over a conventional burning fuel cycle. Therefore, fuel cells offer lower electrical fuel costs which are the single largest cost component in the production of electrical power.

     The markets for stationary fuel cell generation are very large and include base-load applications in government, military services and industry, emergency power backup for mission critical applications including telecommunications, medical care and facilities management, and alternative energy for small and large residential environments.

     The Company also furthered its stake in the crude oil and natural gas industry by making a key acquisition in Louisiana. A long-term crude oil and natural gas supply was necessary for development of other Company projects related to alternative fuels. As such, Management negotiated for and executed the purchase of a majority of the membership interests in two private Delaware limited liability companies with operations in Louisiana on April 1, 1999. The LLC's, known as Gamm Project #2-9, LLC and Gamm Project #3-24, LLC, are involved in exploiting proprietary swabbing technology wherein oil and gas are extracted from shallow wells in the Caddo Pine Island Field of Northwest Louisiana near Shreveport. This acquisition will enable the Company to enjoy a steady supply of crude oil and natural gas for testing and product development. The acquisitions were made by tendering 485,447 shares of the Company's common stock unto the members of the LLC's.

TECHNOLOGY PROTECTION POLICY AND DISCLAIMERS

     It is the Company's policy to protect its technology by, among other means, filing patent applications to protect technology which it considers important to the development of its business. The Company will also rely upon trade secrets and improvements, unpatented know-how, and continuing technological innovation to develop and maintain its competitive position. Despite the Company's policy to seek patent protection wherever appropriate, there can be no assurance that the Company's patent applications will result in further patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. There can also be no assurance that any patent issued to the Company will not be infringed or circumvented by others or that others will not obtain patents that the Company would need to license or circumvent. There can be no assurance that licenses, which might be required for the Company's processes or products, would be available on reasonable terms or that patents issued to others would not prevent the Company from developing and marketing its products. In addition, there can be no assurance that the patents, if issued, would be held valid by a court of competent jurisdiction. To the extent the Company also relies upon unpatented trade secrets, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology.

CONFIDENTIALITY POLICY AND DISCLAIMERS

     Company agents and officials interact with many different technology development entities and concerns. It is the policy of the Company to obtain executed confidentiality agreements from those persons or entities to whom Company trade secrets are revealed. The standard agreement includes provisions prohibiting disclosure of proprietary information, both patented and unpatented. With respect to Company employees and consultants, the agreements include provisions prohibiting competition with the Company. It should be noted that these agreements do not provide an absolute protection against the misappropriation of Company information and secrets.

EMPLOYEES AND OFFICERS

     The officers of the Company are Heber C. Bishop, President & Director, William C. "Curt" Thurmon, Director, Robert B. Raines, Jr., Director, and Antoinette Fowler, Secretary/Treasurer. None devotes their full time to Company affairs. Generally, the officers of the Company have not been paid any regular salaries or bonuses, although the Company occasionally has authorized compensation to certain officers for services rendered and expenses personally incurred on the Company's behalf. The officers and directors held stock in the private corporation that merged with Pascal Ventures, Inc., and as such, became shareholders in the Company as compensation for their efforts as officers and directors. The Company employs a small staff at the Shreveport headquarters (receptionist, investor relations director, corporate counsel).

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's principal place of business is located at 830 Havens Road, Shreveport, Louisiana. This space is leased from Consolidated Energy Investments, Inc. and includes an executive suite, a conference room, a file area, and kitchen/bath facilities. The lease is month to month with automatic reconduction absent notice from either the lessor or lessee of an intent to terminate the lease.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which Management is aware.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The shareholders of the Company approved, by unanimous consent dated May 29, 1998, a (i) Share Exchange Agreement and Plan of Reorganization between the Company and Southern States Power Company, Inc., a Louisiana corporation ("Southern"), wherein the Company issued an aggregate of 8,205,000 shares of its "restricted" common stock to the former shareholders of Southern in exchange for all of the issued and outstanding stock of Southern; and (ii) amending the Company's Certificate of Incorporation to increase its authorized capitalization to 50,000,000 shares of $.001 par value common stock and change the Company's name to "Southern States Power Company, Inc."

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the over-the-counter ("OTC") system under the symbol "SSPC". The following table sets forth, for the periods indicated, the closing high and low bid prices for the Common Stock. The prices represent inter-dealer prices, without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions. The National Quotation Bureau, Inc. has provided the information.
                                                            BID PRICE
                                                     ---------------------

                                                          HIGH      LOW
                                                          ----      ---

         Fiscal Year Ended April 30, 1999
                  First quarter*                        $  n/a    $  n/a
                  Second quarter*                          n/a       n/a
                  Third quarter*                           n/a       n/a
                  Fourth quarter                          7.50      3.25


         Fiscal Year Ended December 31, 1997
                  First quarter*                        $  n/a    $  n/a
                  Second quarter*                          n/a       n/a
                  Third quarter*                           n/a       n/a
                  Fourth quarter*                          n/a       n/a

------------------------
* The Company's stock was not approved for trading until February 2, 1999.

     On April 30, 1999, there were approximately 84 record owners of the Company's Common Stock.

     The Company has never paid a cash dividend and does not anticipate the payment of cash dividends in the foreseeable future. Earnings are expected to be retained to finance the Company's growth. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors, which will review its dividend policy from time to time.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: FISCAL YEAR 1999

     The Company had no revenue from business operations during the fiscal year 1999. The Company incurred research and development expenses in the amount of $326,770 and consulting fees in the amount of $881,287. General operating expenses totalled $612,654 for fiscal year 1999. Approximately $1,183,598 was invested in the automobile manufacturing joint venture described in PART I, Item 1 of this Report.

LIQUIDITY

     The Company's net working capital position (current assets less current liabilities) is $33,089. Of the Company's $17,439 in current liabilities, approximately $2,200 results from rent, approximately $1,125 results from utilities, approximately $10,000 results from legal fees and approximately $3,000 results from payroll liabilities. None of these three groups (holding a total of approximately $16,325 in current liabilities) has made or is expected to make a demand for cash payments until the Company's cash position improves.

PRIVATE PLACEMENTS CLOSED

     The Company  closed the  following  private  placements  during fiscal year
1999:

     During the second quarter of fiscal year 1999, the Company closed the merger between Pascal Ventures, Inc. and Southern States Power Company, Inc. (the private Louisiana corporation).

     During the second quarter of fiscal year 1999, Joseph Wilhelm tendered $150,000 for 150,000 shares of stock at $1.00 per share but did so via a subscription agreement whereby the Company must issue the shares no later than December 31, 1999.

     During the third and fourth quarters of fiscal year 1999, Hemisphere Group tendered $270,000 for 270,000 shares of stock at $1.00 per share but did so via a subscription agreement whereby the Company must issue the shares no later than December 31, 1999. These shares were purchased pursuant to Hemisphere Group's option agreement with the Company.

     During the fourth quarter of fiscal year 1999, the Company sold 50,000 shares of stock for $50,000 at $1.00 per share to Hemisphere Group. These shares were purchased pursuant to Hemisphere Group's option agreement with the Company.

     Also during the fourth quarter of fiscal year 1999, the Company transferred 127,500 shares of stock to Thomas McBurnie, President of Thunder Ranch, Inc., in exchange for ownership of automobile body design molds for use in the Company's Otay Mesa composite vehicle manufacturing joint venture.

     Subsequent to the end of fiscal year 1999, the Company purchased a majority of the membership interests in Gamm Project #2-9, LLC and Gamm Project #3-24, LLC in exchange for 485,447 shares of stock.

JOINT VENTURE ACTIVITIES

     The Company entered into a joint venture agreement with ANUVU, Inc. to develop, manufacture and market advanced fuel cells. Each participant owns fifty percent of the venture. The Company provides monetary and technical support to the project. It is anticipated that products will be available in the marketplace in early 2000.

Composite Vehicle Manufacturing Venture

     Initially,  the  Company  entered  into  this  venture  as a forty  percent
participant.   Environmental   Process   Advanced,   S.A.  de  C.V.,  a  Mexican
corporation, owns twenty percent of the venture. Original forty percent participant Global Green Cars, Inc. was unable to continue as a participant and the Company purchased its interest by paying off accrued debts of GGC related to the venture.

PATENT ACTIVITY

     No patent applications were made during fiscal year 1999; however, research
was  underway  that  should  lead  to  patentable  results.   The  Company  will
aggressively pursue any patent opportunities as they arise.

ADDITIONAL FUNDING IS REQUIRED

     The Company's business plan will require additional funding for future development. The funds to be raised will be used in the following areas: 1) buildout of the Company's biodiesel processing facilities, 2) relocation of the Company's composite vehicle manufacturing facility, 3) entry into the composite body vehicle market,
4) development of the fuel cell venture, and 5) at such time as funds become available, commencement of payment of salaries to Company officers.

YEAR 2000 ISSUE

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

FORWARD-LOOKING STATEMENTS

     In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things, the Company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the Company's plans and objectives for future operations and expansion. The Company disclaims any obligation to update forward looking statements.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements are filed at the end of this report and are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table identifies the name, ages, and positions of all directors, officers, and persons nominated by management to become a director.


                  NAME                AGE                   POSITION

         Heber C. Bishop               70              President, Director
         William C. Thurmon            41              Director
         Robert B. Raines, Jr.         41              Director
         Antoinette Fowler             38              Secretary/Treasurer

     All current directors are serving one-year terms and are subject to re-election at the annual meeting of shareholders. Officers are elected to serve, subject to the discretion of the Board, until their successors are appointed.

     Heber C. Bishop, has been President and Director of Southern States Power Company, Inc. since its inception in 1998. Mr. Bishop has spent fifty-two years selling and promoting heavy equipment and machinery relating to the generation of electricity, including Skinner Steam Engines, Union Iron Works steam generators and all supporting structural steel, ductwork and breaching relating to central power generating equipment. His career includes the sales of high pressure pumps, valves and control equipment relating to the power plant industry. In August 1990, Mr. Bishop embarked on the development of a major electric co-generation plant. As a result of this 2 1/2 year effort, a 90 megawatt power plant was built in Henderson, Nevada at a cost of $110,000,000. The plant has been generating power for the past six years for delivery to the local utility. This co-generation plant is reputed to be one of the best and most successful plants of its kind in the United States. In addition to these activities, Mr. Bishop serves as Vice President and Marketing Consultant to Magna Energy Systems/Magna Group of Companies. Those entities deal with several fields, including natural gas, housing development and development of a unique burner to dispose of used auto and truck tires.

     William Curtis Thurmon, has been a Director of Southern States Power Company, Inc. since its inception in 1998. He received his B.S. in Petroleum Engineering from Louisiana Tech University in 1980. After graduation, Mr. Thurmon joined Amoco Production Company as an Engineer in Lafayette and New Orleans, Louisiana, where his areas of expertise included management of daily operations, drilling and development of oil fields and maximization of existing production. While with Amoco, Mr. Thurmon achieved the classification of Petroleum Engineer-Senior Grade. In 1984, Mr. Thurmon began a tenure with Southland Royalty Company in Casper, Wyoming where he served as Operations Manager for the Northern Rockies District. In 1986, Mr. Thurmon returned to Louisiana and started his own oil and gas production company in the Caddo Pine Island Field near Shreveport. There he assembled a package of over 1200 producing oil and gas wells. In time, Mr. Thurmon acquired and operated a sixty-five mile gas gathering pipeline complete with a refrigeration plant and a sales tape into a major national gas pipeline. In 1998, Mr. Thurmon sold his business and joined Southern States Power Company.

     Robert B. Raines, Jr., has been a Director of Southern States Power Company, Inc. since its inception in 1998. He received his B.S. in Geology from Northeast Louisiana University in 1982. In 1983 he began a five-year tenure with Monroe Well Service, Inc. in Shreveport, Louisiana where he served as Chief Geologist and Operations Manager for over 1,700 oil and gas wells. He served in the same capacity for Gemini Exploration, Inc. in Shreveport in 1989 before taking a position with Consolidated Energy Investments, Inc. where he worked as a Petroleum/Operations Geologist in 1994. Thereafter, he joined ALTEC
Environmental Consultants, Inc. as an Environmental Geologist where he specialized in solid and hazardous waste remediation, the remediation of soil and groundwater at underground storage tank sites and environmental permit processes.

     Antoinette Fowler, has been Secretary/Treasurer of Southern States Power Company, Inc. since its inception of 1998. She received her Fine Arts Degree from Northwestern Michigan College in Traverse City, Michigan in 1981. In 1987 she joined the staff of the Crescent Hotel in Phoenix, Arizona as Special Events Manager and On-Site Recycling Coordinator. From 1990 to 1997, Ms. Fowler owned and managed East of Phoenix, a full-service laundry facility located in Cedarville, Michigan. In 1998, she moved to Shreveport, Louisiana and joined Southern States.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than tenpercent owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on a review of the copies of such forms furnished to the Company or written representations from certain persons, the Company believes that during the 1999 fiscal year all filing requirements applicable to its current officers and directors were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation for services rendered by certain officers for the fiscal years indicated.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION
                                                    Other Annual
  Name and Position      Year       Salary       Bonus        Comp
  -----------------      ----       ------       -----        ----

Heber C. Bishop       Fiscal 99      -0-          -0-         -0- (1)
President and         Fiscal 98      N/A          N/A         N/A
Director              Fiscal 97      N/A          N/A         N/A

William C. Thurmon    Fiscal 99      -0-          -0-         -0- (2)
Director              Fiscal 98      N/A          N/A         N/A
                      Fiscal 97      N/A          N/A         N/A

Robert B. Raines, Jr. Fiscal 99      -0-          -0-         -0- (3)
Director              Fiscal 98      N/A          N/A         N/A
                      Fiscal 97      N/A          N/A         N/A

Antoinette Fowler     Fiscal 99      -0-          -0-         -0- (4)
Secretary/Treasurer   Fiscal 98      N/A          N/A         N/A
                      Fiscal 97      N/A          N/A         N/A

------------------------

(1) During 1998, 50,000 shares of stock in the Company were issued to Mr.
Bishop.

(2)  During  1998,  30,000  shares of stock in the  Company  were  issued to Mr.
Thurmon.

(3)  During  1998,  20,000  shares of stock in the  Company  were  issued to Mr.
Raines.

(4) During 1998, 5,000 shares of stock in the Company were issued to Ms. Fowler.

     There  are  no  long-term   compensation   arrangements  for  officers  and
directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

PRINCIPAL SHAREHOLDERS

     The following table sets forth the holdings of Common Stock (the Company's sole class of stock) as of April 30, 1999 by (i) each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding Common Stock of the Company, (ii) each director, (iii) each director nominee, and (iv) all directors and officers as a group. Unless otherwise indicated, all shares are owned directly. Common Stock that is "beneficially owned" includes all the Common Stock that the person has the right to acquire within 60 days of April 30, 1999, and stock for which the person has voting rights alone. The percentage ownership for any person assumes that all the stock that could be acquired by that person, by option or warrant exercise or otherwise, is in fact outstanding and that no other stockholder has exercised a similar right to acquire additional shares. The number of shares of stock in this table is 6,160,000 which includes 6,160,000 shares outstanding on April 30, 1999, plus all shares represented by options or warrants currently held by the directors listed in the table.

                        BENEFICIAL OWNERS OF COMMON STOCK

Names and Addresses                       Amount of                 Percentage
of Certain Beneficial Owners         Beneficial Ownership            of Class
----------------------------         --------------------            --------

Heber C. Bishop                            50,000                      .48%
6283 Tall Oaks Lane
Salt Lake City, UT 84121

William Curtis Thurmon                     30,000                      .29%
5701 Lakefront Drive
Shreveport, LA  71119

Robert B. Raines, Jr.                      20,000                      .19%
3707 Truett Blvd.
Shreveport, LA  71107

Antoinette Fowler                           5,000                      .04%
4440 Old Mooringsport Road
Shreveport, LA  71107

B.A.T. International                    4,100,000                    48.90%
477 Marina Parkway, Suite 218
Chula Vista, CA  91910

Names and Addresses                       Amount of                Percentage
of Certain Beneficial Owners         Beneficial Ownership           of Class
----------------------------         --------------------           --------

Southern States Gas                     1,150,000                    11.20%
Gathering System, LLC
830 Havens Road
Shreveport, LA  71107

Southern States Oil                       700,000                     6.80%
Production, LLC
830 Havens Road
Shreveport, LA  71107

All Officers and                          105,000                     1.00%
Directors as a
Group (4 persons)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits Required by Item 601 of Regulation S-B.

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.1*              Certificate of Incorporation

3.2*              Bylaws

3.3               Certificate of Amendment of Certificate of Incorporation

EX-27             Financial Data Schedule

*Filed with the Securities and Exchange Commission in the Exhibits to Amendment No. 2, Form 10-SB, filed on January 22, 1998, and are incorporated by reference herein.

(b)      Reports on Form 8-K.

     The Company filed three reports on Form 8-K during its fiscal year ended April 30, 1999 as follows:

     Form 8-K Report dated July 24, 1998, wherein it reported that (i) effective July 13, 1998, pursuant to a definitive agreement, the Company acquired all of the issued and outstanding shares of Southern States Power Company, a Louisiana corporation, in exchange for the issuance of 8,205,000 shares of its "restricted" common stock; and (ii) change of the Company's name to "Southern States Power Company, Inc."

     Form 8-K Report dated October 15, 1998, wherein it reported (i) the formation of a Mexican joint venture subsidiary named "Southern States Power Company - Mexico, S.A. de C.V. to promote the Company's technologies and products; (ii) the entering into of an agreement with Environmental Process Advanced, S.A. de C.V. and Global Green Cars, Inc. to clarify the relationships, rights and obligations with respect to a vehicle manufacturing joint venture in Mexico; (iii) change in the Company's fiscal year end from April 30 to December 31; and (iv) provided the consolidated financial statements of the Company following consummation of its stock purchase agreement with Southern States Power Company, a Louisiana corporation.

     Form 8-K Report dated February 9, 1999, wherein it reported that, after consultation with the Company's accountants, the Company rescinded the change in its fiscal year end previously adopted by the Board of Directors and reestablished April 30 as the Company's fiscal year end.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Southern States Power Company, Inc.



                                         /s/ Heber C. Bishop
                                         --------------------------------------
                                         Heber C. Bishop, President


                                         Date: October 12, 1999


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures               Capacity in Which Signed           Date
         ----------               ------------------------           ----


/s/ Heber C. Bishop                President and Director      October 12, 1999
-----------------------------
Heber C. Bishop


/s/ Antoinette Fowler              Secretary/Treasurer         October 12, 1999
-----------------------------
Antoinette Fowler


/s/ William C. Thurmon             Director                    October 12, 1999
-----------------------------
William C. Thurmon


/s/ Robert B. Raines, Jr.          Director                    October 12, 1999
-----------------------------
Robert B. Raines

                       SOUTHERN STATES POWER COMPANY, INC.

                              FINANCIAL STATEMENTS

                            YEAR ENDED APRIL 30, 1999









                                    CONTENTS

                                                                         Page

Independent Auditors' Report                                               1

Financial Statements:
  Balance Sheet                                                            2
  Statements of Operations                                                 3
  Statements of Stockholders' Equity                                       4
  Statements of Cash Flows                                                 5
  Notes to Financial Statements                                          6-12

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Southern States Power Company, Inc.
Shreveport, Louisiana


We have audited the accompanying balance sheet of Southern States Power Company, Inc. as of April 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from inception on March 13, 1998 to April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern States Power Company, Inc. as of April 30, 1999, and the results of its operations and its cash flows for the year then ended and for the period from inception on March 13, 1998 to April 30, 1998 in conformity with generally accepted accounting principles.





CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
September 15, 1999



                       SOUTHERN STATES POWER COMPANY, INC.

                         BALANCE SHEET - APRIL 30, 1999




                                     ASSETS
Current assets:
  Cash and cash equivalents                        $   50,153
  Prepaid expenses                                        375
                                                   ----------

          Total current assets                                      $   50,528

Property and equipment, net                                             32,000

Notes receivable:
  B.A.T. and Subsidiaries, related parties             93,000
  Other                                                 7,721
                                                   ----------

                                                      100,721
  Less allowance for doubtful accounts                100,721
                                                   ----------
          Total notes receivable                                             -

Goodwill, net                                                        1,030,000
                                                                    ----------
                                                                    $1,112,528
                                                                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
  accounts payable and accrued expenses                             $   17,439

Stockholders' equity:
Common stock; $0.001 par value, 50,000,000
  shares authorized, 10,907,500 shares issued
  and outstanding                                  $   10,907
Additional paid-in capital                          4,061,343
Accumulated deficit                                (2,977,161)
                                                   ----------
          Total stockholders' equity                                 1,095,089
                                                                    ----------
                                                                    $1,112,528
                                                                    ==========



See accompanying independent auditors' report and notes to financial statements.



                       SOUTHERN STATES POWER COMPANY, INC.

                            STATEMENTS OF OPERATIONS


                                                                Period from
                                                                inception on
                                                 Year ended   March 13, 1998 to
                                               April 30, 1999   April 30, 1998
                                               --------------   --------------
Revenue                                          $         -      $         -

Cost of revenue                                            -                -
                                                 -----------      -----------
Gross profit                                               -                -
                                                 -----------      -----------
Operating expenses:
  Research and development                           326,770                -
  Consulting fees                                    881,287                -
  Loss on investment in joint venture in Mexico
    with related party                             1,183,598                -
  General and administrative expenses                612,654                -
                                                 -----------      -----------
                                                   3,004,309                -
                                                 -----------      -----------

Loss before dividend income                       (3,004,309)               -

Dividend income                                       27,148                -
                                                 -----------      -----------

Net loss                                         $(2,977,161)     $         -
                                                 ===========      ===========

Net loss per share - basic and diluted           $     (0.30)     $         -
                                                 ===========      ===========

Weighted average number of shares outstanding -
  basic and diluted                                9,910,123        7,860,000
                                                 ===========      ===========



See accompanying independent auditors' report and notes to financial statements.




                       SOUTHERN STATES POWER COMPANY, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                            YEAR ENDED APRIL 30, 1999




                                                    Additional                  Total
                                   Common stock       paid-in                stockholders'
                                Shares     Amount     capital     Deficit       equity
                              ----------  --------  ----------  -----------   -----------
Sale of common stock
  and options                  1,000,000  $  1,000  $  999,000  $             $ 1,000,000

Issuance of stock in exchange
  for technology rights at
  inception                    5,000,000     5,000      (5,000)

Issuance of stock in exchange
  for services                    10,000        10       9,990                     10,000

Net loss for the period from
  inception to April 30, 1998                                             -             -
                              ----------  --------  ----------  -----------   -----------

Balance at April 30, 1998      6,010,000     6,010   1,003,990                  1,010,000

Issuance of stock in exchange
  for oil and gas volume
  purchase rights at inception 1,850,000     1,850      (1,850)

Sale of common stock             387,000       387     386,613                    387,000

Issuance of stock in exchange
  for services                   235,500       235     825,015                    825,250

Issuance of common stock per
  stock exchange agreement     2,000,000     2,000   1,398,000                  1,400,000

Exercise of common stock
  options                        425,000       425     449,575                    450,000

Net loss for the year ended
  April 30, 1999                                                 (2,977,161)   (2,977,161)
                              ----------  --------  ----------  -----------   -----------

Balance at April 30, 1999     10,907,500  $ 10,907  $4,061,343  $(2,977,161)  $ 1,095,089
                              ==========  ========  ==========  ===========   ===========




See accompanying independent auditors' report and notes to financial statements.



                       SOUTHERN STATES POWER COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS




                                                                           Period from
                                                                          inception on
                                                           Year end     March 13, 1998 to
                                                        April 30, 1999   April 30, 1998
                                                        --------------   --------------
Cash flows provided by (used for) operating activities:
  Net loss                                                $(2,977,161)    $         -
                                                          -----------     -----------

  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities
      Stocks issued in exchange for services                  825,250               -
      Amortization of goodwill                                370,000               -
      Write off of organization costs                          10,000               -

  Changes in assets and liabilities:
    (Increase) decrease in assets -
      prepaid expenses                                           (375)              -

    Increase (decrease) in liabilities -
      accounts payable and accrued expenses                    17,439               -
                                                          -----------     -----------
          Total adjustments                                 1,222,314               -
                                                          -----------     -----------

          Net cash used for operating activities           (1,754,847)              -

Cash flows used for investing activities -
  purchase of property and equipment                          (32,000)              -

Cash flows provided by financing activities -
  proceeds from issuance of common stock                      837,000       1,000,000
                                                          -----------     -----------

Net increase (decrease) in cash                              (949,847)      1,000,000
Cash, beginning of year                                     1,000,000               -
                                                          -----------     -----------

Cash, end of year                                         $    50,153     $ 1,000,000
                                                          ===========     ===========

Supplemental disclosure of non-cash investing and financing activities:
    Issuance of common stock in exchange for services     $   825,250     $    10,000
                                                          ===========     ===========
    Issuance of common stock during business combination  $ 1,400,000     $         -
                                                          ===========     ===========


See accompanying independent auditors' report and notes to financial statements.

                                             SOUTHERN STATES POWER COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                            YEAR ENDED APRIL 30, 1999


(1)      Summary of Significant Accounting Policies:

         General:

             Southern States Power Company, Inc. (the "Company") was incorporated in the State of Louisiana on March 13, 1998 and has elected April 30 as its year-end.

         Merger with Pascal Ventures, Inc.:

             On July 13, 1998, the Company entered into a Share Exchange Agreement and Plan of Reorganization with Pascal Ventures, Inc. Pursuant to this share exchange agreement, the Company merged into Pascal Ventures, Inc. a publicly held corporation with no material assets and liabilities, and no operations, in a stock for stock exchange. The shareholders of Southern States Power Company maintained effective control through ownership of shares outstanding after the merger with Pascal Ventures, Inc. and therefore, for accounting purposes, Southern States Power Company, Inc. was treated as the acquirer. The name of Pascal Ventures, Inc. was then changed to Southern States Power Company, Inc. and is the surviving company.

             This acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values on the date of acquisition. The excess of the purchase price over the estimated fair values of the
             net  assets   acquired  was approximately  $1.4  million,  and was
             recorded as goodwill, which is being amortized straight line over 3 years from the date of purchase.

         Business Activity:

             The Company plans to utilize agricultural products and "yellow grease" reclamation by-products to produce and distribute bio-diesel fuels in exchange for fees from customers. The Company also plans to generate and distribute energy efficient electric power supply to individual consumers and industrial markets in exchange for fees from customers. During fiscal 1999, the Company had attempted to develop an electric vehicle manufacturing plant through a joint venture in Otay Mesa, Mexico. Such plans were abandoned resulting in a write off of $1,184,000.

         Summary of Analysis of Corporate Business Activity:

             The Company is principally involved in four areas of product development:

                  1. The distribution of biodiesel fuels under the name brand OxyG B-60 Biodiesel utilizing agricultural products and used vegetable oils from restaurants to produce biodiesel;
                  2. Research and development of products to reduce diesel engine emissions, and development of fuel cell technology;

See accompanying independent auditors' report.

                       SOUTHERN STATES POWER COMPANY, INC.

                            YEAR ENDED APRIL 30, 1999


(1)      Summary of Significant Accounting Policies, Continued:

         Summary of Analysis of Corporate Business Activity, Continued:

                  3. Manufacturing of alternative fuel vehicles for niche or specialty markets not serviced by major automakers; and
                  4. Electric power generation for the new energy deregulation utility markets, and improved energy production from renewable energy sources. The United States Environmental Protection Agency (USEPA) and the California Air Resources Board (CARB) have approved OxyG B-60 Biodiesel for sales and marketing in California and the United States.

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

         Cash:

             Equivalents

             For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

             Concentration

             The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

See accompanying independent auditors' report.

                       SOUTHERN STATES POWER COMPANY, INC.

                            YEAR ENDED APRIL 30, 1999

(1)      Summary of Significant Accounting Policies, Continued:

         Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
         Of:

             The Company  evaluates the  recoverability  of its  long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of these assets exceeds the future undiscounted cash flows attributable to these assets. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying value of the asset over the asset's fair value or discounted estimates of future cash flows.

             During the year ended April 30, 1999, the Company recorded losses of approximately $1,184,000, related to its Otay Mesa, Mexico joint venture. The Company had entered into a joint venture with a subsidiary of B.A.T. International, Inc., a founding shareholder, providing cash investments for the development of an electric vehicle and fuel efficient manufacturing plant. Due to operating difficulties, the plant eased operations in early 1999, and all investments were written off to expense. The Company believes that it can utilize the experience gained with the Otay Mesa plant, to re-establish facilities at the former Norton Air Force Base in San Bernardino, California. Subsequent to year end, limited production commenced at this plant, with management plans to expand the facility to approximately 80,000 square feet.

         Income Taxes:

             Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

             As of April 30, 1999, the Company had net federal and state operating loss carryforwards totaling approximately $2,660,000, expiring in various years through 2019. Deferred tax assets resulting from the net operating losses are reduced in full by a valuation allowance.

         Net Loss Per Share:

             The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the standards for calculating earnings per share ("EPS") previously in APB No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations.

See accompanying independent auditors' report.
                                        8

                       SOUTHERN STATES POWER COMPANY, INC.

                            YEAR ENDED APRIL 30, 1999



(1)      Summary of Significant Accounting Policies, Continued:

         Net Loss Per Share, Continued:

             Common stock equivalents have been excluded from the net loss per share calculations because their effect would reduce loss per share.

         Accounting For Stock-Based Compensation:

             The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which applies the fair value method of accounting for stock-based compensation plans. In accordance with this recently issued standard, the Company expects to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Proforma information regarding net income and earnings per share under the fair-value method has not been presented as the amounts are immaterial.

         New Accounting Pronouncements:

             The Company has adopted Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and 131 "Disclosures about Segments of an Enterprise and Related Information".

             In April 1998, Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 2000. Management does not believe that adoption of these pronouncements will materially affect the financial statements.


(2)      Notes Receivable, Related Parties and Others:

         The notes bear no interest and are due on demand. Management believes that the amounts will not be collected within one year.

See accompanying independent auditors' report.

                       SOUTHERN STATES POWER COMPANY, INC.

                            YEAR ENDED APRIL 30, 1999

(3)      Goodwill:

         A summary is as follows:

                  Goodwill                                  $ 1,400,000
                  Less accumulated amortization                 370,000
                                                            -----------

                                                            $ 1,030,000
                                                            ===========

         Amortization expense amounted to $370,000 for the year ended April 30, 1999 (none in the prior year).

(4)      Investment in Joint Venture:

         On September 25, 1998, the Company entered into a joint venture with ANUVU, Inc., Rancho Cordova, California to commercialize the technology for fuel cells. The joint venture was formed with a cash contribution of $200,000 for a 50% non-controlling interest in the joint venture by the Company and technology contributed by ANUVU. Net profits and losses will be shared equally between the Company and ANUVU.

         Included in the accompanying statement of operations is approximately $326,000, including the $200,000 conveyed to ANUVU and approximately $126,000 relating to an unrelated new project in Culiacan, Mexico, for total research and development expense for the year ended April 30, 1999.

(5)      Stockholders' Equity:

         At inception, the Company issued 5,000,000 shares of its common stock to B.A.T. International, Inc. in exchange for an exclusive worldwide license to utilize the B.A.T. Dolphin Pulse Charge Technology for use in its power generation and natural gas pumping applications.

         In March of 1998, the Company entered into two agreements to exchange 1,150,000 and 700,000 shares, respectively, for oil and gas volume purchase rights, the shares for which were issued in fiscal 1999. The Company entered into a five-year agreement with Southern States Gas Gathering System, LLC to purchase up to 3,250,000 cubic feet of natural gas per day at $2,600 per million cubic feet in exchange for 1,150,000 shares of its common stock. The Company may extend this agreement for another five years, at the end of the initial term, at a price of 5% below the spot price of natural gas. The Company also entered into a five-year agreement with Southern States Oil Production, LLC to purchase up to 4,200 gallons of Louisiana light sweet crude oil per day at a fixed price of $0.38 per gallon in exchange for 700,000 shares of its common stock. The Company may extend this agreement for another five years, at the end of the initial term, at a price of 5% below the spot price of Louisiana light sweet crude oil.

         Inasmuch as there was no cost basis at inception to the transfers of the technology or oil and gas rights no amounts were recorded therefor in the accompanying financial statements.

See accompanying independent auditors' report.

                       SOUTHERN STATES POWER COMPANY, INC.

                            YEAR ENDED APRIL 30, 1999



(6)      Stockholders' Equity, Continued:

         During March 1998, the Company raised $1,000,000 through the issuance of 1,000,000 shares of its common stock to The Hemisphere Group. An option to purchase an additional 1,500,000 shares of the Company's common stock were also granted, with an exercise price of $1.00 each which equaled fair value at the date of grant, and expires in March
         2000. During the year ended April 30, 1999, 25,000 options were cancelled, no options were granted, 425,000 options were exercised at approximately $1.00 each and 1,050,000 options were outstanding as of April 30, 1999. Subsequent to April 30, 1999, the Hemisphere Group exercised an additional 270,000 options for gross proceeds of $270,000.

(6)      Commitments:

         The Company leases its office space in Shreveport, Louisiana.

         The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of April 30, 1999:

                  Year ending April 30,
                     2000                                    $     3,000
                     2001                                          3,000
                     2002                                          3,000
                     2003                                          2,750
                                                             -----------
                                                             $    11,750
                                                             ===========

         Rent expense under all leases amounted to $3,250 for the year ended April 30, 1999.

(7)      Subsequent Events:

         Investment in GAMM Projects
         ---------------------------
         Subsequent to April 30, 1999, the Company issued approximately 485,000 shares of its restricted common stock to acquire lease rights to recover Louisiana crude oil from approximately 35 stripper oil wells including 3 miles of new gas pipeline and refurbished storage and separation oil facilities on 135 acres of land. As no readily determinable fair market value of the lease rights is available, this investment will be recorded at cost, measured by the estimated fair value of the stock of $1.7 million.

         Land Purchase Agreement
         -----------------------
         Subsequent to April 30, 1999, the Company entered into an agreement to purchase 90 acres of land in the City of Rialto and State of California Recycle Market Development Zone. The total purchase price of approximately $4.7 million consists of $2,050,000 in future cash payments and $2,650,000 in common stock issuance to be distributed over 18 months. The Company plans to use this site for multiple environmental energy projects including production of biofuels from recycled vegetable oils and electric power generation from waste products.

See accompanying independent auditors' report.
                                       11

                       SOUTHERN STATES POWER COMPANY, INC.

                            YEAR ENDED APRIL 30, 1999




(7)      Subsequent Events, Continued:

         Sales Contract
         --------------
         Subsequent to April 30, 1999, the Company entered into an agreement with an Arizona school district bus service to provide OxyG B-60 bio-diesel fuel for all buses in that district. The Company has delivered its first shipment of 6,000 gallons of OxyG B-60 Biodiesel to the Deer Valley Unified School District, the largest school district in Arizona. United States Environmental Protection Agency and the California Air Resources Board have also approved OxyG B-60 Biodiesel for sales and marketing distribution in the United States and California. .

         Production Plant
         ----------------
         The Company entered into a three-year lease agreement to occupy a manufacturing plant in San Bernardino, California. Pursuant to this agreement, the Company leases 40,000 square feet (option to expand up to 80,000 square feet upon notification) at a monthly rate of $0.16 a square feet. The Company plans to manufacture specialized automobiles using its self developed alternative fuel technology.

         Exclusive Distribution
         ----------------------
         Subsequent to April 30, 1999, the Company entered into five one-year agreements through assignment with NOPEC Corporation, a Florida Corporation, to process, market and exclusively distribute up to four million gallons of bio-diesel fuel in Arizona, California, Louisiana, New Mexico, Nevada, Texas, Utah and Mexico. Pursuant to this agreement, the Company will pay NOPEC a fixed price per pound of "yellow grease" processed during the initial one-year period and the volume and price will be renegotiated for each succeeding one-year term, thereafter. The Company plans to sell its bio-diesel fuel in the industrial markets in the above mentioned states and Mexico.




See accompanying independent auditors' report.

                                       12

                       SOUTHERN STATES POWER COMPANY, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED APRIL 30, 1999

EXHIBITS                                                                Page No.

  3.3     Certificate of Amendment of Certificate of Incorporation............33

  EX-27   Financial Data Schedule ............................................34

                                                           STATE OF DELAWARE
                                                           SECRETARY OF STATE
                                                        DIVISION OF CORPORATIONS
                                                       FILED 09:00 AM 06/01/1998
                                                           981208445 - 2171196

                           CERTIFICATE OF AMENDMENT OF
                          CERTIFICATE OF INCORPORATION

     PASCAL VENTURES, INC., a corporation organized and existing by virtue of the General Corporation Law of the State of Delaware, does hereby certify:

     FIRST: That at a meeting of the Board of Directors of said corporation, resolutions were duly adopted setting forth proposed amendments of the Certificate of Incorporation of said corporation, declaring said amendments to be advisable and calling a special meeting of the stockholders of the corporation for consideration thereof. The resolution setting forth the amendments is as follows:

     Resolved that the Certificate of Incorporation of this corporation be amended by changing the Article thereof numbered "FIRST" so that, as amended, said Article shall be and read as follows: "THE NAME OF THIS CORPORATION SHALL BE SOUTHERN STATES POWER COMPANY, INC."

     Resolved that the Certificate of Incorporation of this corporation be amended by changing the Article thereof numbered "FOURTH" so that, as amended, said Articles shall be and read as follows: "THE TOTAL AUTHORIZED CAPITAL STOCK OF THIS CORPORATION IS 50,000,000 SHARES OF $.001 PAR VALUE COMMON STOCK."

     SECOND: That thereafter, pursuant to a resolution of the Board of Directors, a special meeting of the stock holders of said corporation was duly called and held upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

     THIRD: That said amendments were duly adopted in accordance with the provisions of Section 243 of the General Corporation Law of the State of Delaware.

     FOURTH: That the capital of said corporation shall not be reduced under or by reason of said amendments.

IN WITNESS WHEREOF, said corporation has caused this certificate to be signed on this 27th day of May 1998.


                              BY: s/Bruce Crawford
                                 ----------------------------------------

                              Bruce Crawford, President
                              -------------------------------------------
                                  PRINT NAME AND TITLE OF OFFICER