Form 10QSB
period 1999-07-31
SOUTHERN STATES POWER CO INC
filed 1999-10-25
CIK 1042482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       The Securities Exchange Act of 1934

                        For Quarter Ended: July 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes _X_   No ___

The number of shares of the registrant's only class of common stock issued and outstanding as of July 31, 1999 was 10,947,947 shares.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS.

          The unaudited financial statements for the three month period ended July 31, 1999, are attached hereto.

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

          On February 2, 1999 the Company was approved for trading on the OTC:BB exchange. The symbol ASSPC was assigned to the Company. The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the company's securities until such time as the company successfully implements its business plans.

Revenues
--------

          The Company generated no revenues from operations during the three month period ended July 31, 1999. All revenues have been derived from dividend income from cash reserves. The Company is still in the development stage and management has concluded that the most prudent use of the Company's cash reserves at this time is in low risk investments. As the business plan of the Company develops and funds are allocated toward revenue-generating activities, cash can be moved from the investment account to an operating account on an "as-needed" basis. This will allow the Company to maximize its interest revenue with a low risk factor.

Plan of Operation
-----------------

          The Company is a development stage company concerned with power generation for various applications. In the time period between November 1, 1998 and July 31, 1999, the Company focused on the development of its joint venture automobile manufacturing operation with Environmental Process Advanced, S.A. de C.V. in Otay Mesa, Mexico. Resources from Company reserves were allocated to the plant for expenses such as labor, insurance, parts, equipment and the like. Most of the plant activities in this fiscal quarter were centered on tooling the plant facility, training the staff and building up an inventory of vehicles with varying power systems (electric, gas, propane, diesel). The Company also purchased the twenty-percent interest in the joint venture that was owned by Global Green Cars, Inc. This acquisition brings the Company's total interest in the venture to eighty percent. Capital expenditures have been made to support the automobile manufacturing facility during its development phase. The Company will continue to support the manufacturing facility from its cash reserves until such time as it begins to generate revenue, at which time the joint venture should have sufficient income to support its operations.

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

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS - NONE

ITEM 2.           CHANGES IN SECURITIES

                  On May 5, 1999, the Company issued 742,947 shares of stock from the treasury to various individuals and entities, bringing the total outstanding number of shares of Company stock to 10,947,947. The shares were issued in exchange for cash and membership in two energy-related limited liability companies.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
                  NONE

ITEM 5.           OTHER INFORMATION

                  On May 15, 1999, the Company donated a hybrid electric vehicle for emission research to the California Alternative Fuels and Energy Foundation ("CAFE"), which in turn donated the vehicle to the University of California at Riverside. CAFE funds research into cleaner burning alternative fuels in order to advance new transportation and energy technologies. Developments from these studies will prove invaluable to the Company's alternative fuels division. The testing will be conducted by UCR's College of Engineering Center for Environmental Research and Technology ("CE-CERT").

                  On July 20, 1999 the Company signed a custom production agreement with NOPEC Corporation of Lakeland, Florida, for the purchase of up to 4 million gallons of biodiesel fuel for distribution in California with an option to expand the contract amount to 8 million gallons. NOPEC will be manufacturing the Company's proprietary "OxyG B-60". The Company has established a fuel distribution facility with storage tanks in San Bernardino, California. NOPEC has been producing biodiesel since 1996 in their state of the art production facility. The product will be a clean, high performance fuel that requires no modification of diesel engines to meet alternative fuel of air quality requirements. Further, unlike other alternative fuels, this fuel does not require special storage facilities, existing storage facilities being sufficient for the applicable government standards. Oxy G B-60 has better performance, a higher cetane level (how quickly diesel ignites), greater lubricity, and more cleaning action than petroleum diesel. Biodiesel fuels have been recognized as alternative fuels by the United States Department of Energy so that use of the Company's Oxy G B-60 in a vehicle qualifies that vehicle for Alternative Fueled Vehicle Credits (AFV's) under the Energy Policy Act (EPACT).

                  Also on July 20, 1999, Company representatives were invited by the National Renewable Energy Laboratory, the United

States Department of Energy and the National Diesel Board to participate in the Biodiesel "B20" Workshop held at the South Coast Air Quality Management District headquarters in Diamond Bar, California. The workshop was attended by a large number of federal, state, municipal and private fleet owners, air quality regulators, environmental groups, city managers, legislators, major energy providers, national park and recreation managers, petroleum suppliers, fleet mechanics and purchasing managers.

                  On July 28, 1999, the Company entered into a lease agreement for an 80,000 multi-use building that is part of the former Norton Air Force Base in Riverside, California. This facility is part of a "free-trade" zone established to encourage business to locate on the campus. As such, the Company will be allowed to import goods from overseas without paying taxes unless the finished product will be sold in the United States. The Company will begin manufacture and assembly of its "mining cars" for mining customers in the US. The strong, composite-bodied vehicles now made by the Company in Otay Mesa, Mexico, can now be made in Riverside. These vehicles resist the inherent corrosion that is a constant problem in mining.

                  Finally, on July 30, 1999, the Company was awarded a contract from the Deer Valley Unified School District (Arizona's largest) for the purchase of biodiesel fuels for school buses serving the district. The district purchased 6,000 gallons of the Company's Oxy G B-60 biodiesel and delivery was made shortly after the bid was accepted.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b) Reports on Form 8-K - a Report on Form 8-K was filed on August 10, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    SOUTHERN STATES POWER COMPANY, INC.


                                    By:     s/ Heber C. Bishop
                                            ------------------------------
                                            Heber C. Bishop,
                                            President


Dated:            October 25, 1999