Form 10-Q/A
period 1999-07-31
SOUTHERN STATES POWER CO INC
filed 1999-11-04
CIK 1042482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Form 10-QSB/A 1

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

     The Company filed a Report on Form 8-K on August 10, 1999, advising of the resignation of Gary A. Case, CPA, as its principal certifying accountant and the engagement of Stonefiled Josephson as its principal certifying accountants.



                       SOUTHERN STATES POWER COMPANY, INC.

                          BALANCE SHEET - July 31, 1999

                                     ASSETS:
                                                                  Unaudited
                                                                July 31, 1999
                                                                -------------
Current assets:
Cash and cash equivalents                    $      73,781
Prepaid expenses                                    11,522
                                             -------------
     Total current assets                                       $      85,303

Property and equipment, net                                            33,606

Notes receivable:
  B.A.T. and Subsidiaries, related parties           9,730
  Other                                             15,000
                                             -------------
                                                    24,730

  Less allowance for doubtful accounts              24,730
                                             -------------

         Total notes receivable                                             -
                                                                -------------

Investment in GAMM Projects                                         1,700,000

Goodwill, net                                                         913,333

Other assets                                                           50,000
                                                                -------------

                                                                $   2,782,242
                                                                =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities-
 accounts payable and accrued expenses                          $      10,477

Stockholders' deficiency:
 Common stock; $0.001 par value, 50,000,000
 shares authorized, 11,632,947 shares issued
 and outstanding                                    11,633
Additional paid-in capital                       6,000,617
Accumulated deficit                             (3,240,485)
                                             -------------
     Total stockholders' equity                                     2,771,765
                                                                -------------
                                                                $   2,782,242
                                                                =============




                       SOUTHERN STATES POWER COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                                 For the  three  For  the  three
                                                  months ended    months ended
                                                 July 31, 1999    July 31, 1998
                                                  (Unaudited)     (Unaudited)
                                                  -----------     -----------
Revenue                                           $         -     $         -

Cost of Revenue                                             -               -
                                                  -----------     -----------
Gross profit                                                -               -

Operating expenses:
  Research and development                             26,200               -
  Consulting fees                                      24,618               -
  Loss on investment in joint venture in Mexico
    with related party                                 13,680         336,033
  General and administrative expenses                 198,928          29,013
                                                  -----------     -----------
Net loss before dividend income                      (263,426)       (365,046)


Dividend income                                           102          11,517
                                                  -----------     -----------

Net loss                                          $  (263,324)    $ $(353,529)
                                                  ===========     ===========
Net loss per share -
  basic and diluted                               $    (0.02)     $    (0.06)
                                                  ==========      ==========
Weighted average number of shares outstanding -
  basic and diluted                               11,494,449       6,401,304
                                                  ==========      ==========





                          SOUTHERN STATES POWER COMPANY

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                               For  the three   For the three
                                                months ended     months ended
                                                July 31, 1999   July 31, 1998
                                                 (Unaudited)    (Unaudited)
                                                 ----------      ----------
Cash flows provided by (used for)
 operating activities:

  Net loss                                       $ (263,324)     $ (353,529)
                                                 ----------      ----------

Adjustments  to reconcile  net income
 (loss) to net cash provided by (used for)
 operating activities:
  Stocks issued in exchange for services                  -               -
  Amortization of goodwill                          116,667               -
  Write off of organization costs                         -               -

Changes in assets and liabilities:
(Increase) decrease in assets:
  Prepaid expenses                                  (11,147)              -
  Other assets                                      (50,000)              -
  Notes receivable                                        -               -

(Increase) decrease in assets:
  accounts payable and accrued expenses              (6,962)          8,913
                                                 ----------      ----------
   Total adjustments                                 48,558           8,913
                                                 ----------      ----------

    Net cash provided by operating activities      (214,766)       (344,616)

Cash flows provided by (used for)
 investing activities:
  purchase of property and equipment                 (1,606)              -
                                                 ----------      ----------

Cash flows provided by (used for)
 financing activities:
  proceeds from issuance of common stocks           240,000         398,140
                                                 ----------      ----------

Net increase (decrease) in cash                      23,628          53,524
Cash, beginning of year                            (775,097)      1,000,000
                                                 ----------      ----------
Cash, end of year                                $ (751,469)     $1,053,524
                                                 ----------      ----------

Supplemental disclosure of non-cash
 investing and financing activities:
  Issuance of common stock in exchange
   for investments                               $1,700,000               -
                                                 ==========      ==========


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    SOUTHERN STATES POWER COMPANY, INC.


                                    By:     s/ Heber C. Bishop
                                            ------------------------------
                                            Heber C. Bishop,
                                            President


Dated:            November 3, 1999

                       SOUTHERN STATES POWER COMPANY, INC.

              Exhibit Index to Quarterly Report on Form 10-QSB/A 1
                       For the Quarter Ended July 31, 1999

EXHIBITS                                                               Page No.

  EX-27   Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . .12