Form 10QSB
period 1999-10-31
SOUTHERN STATES POWER CO INC
filed 1999-12-15
CIK 1042482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       The Securities Exchange Act of 1934

                       For Quarter Ended: October 31, 1999

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

The number of shares of the registrant's only class of common stock issued and outstanding as of October 31, 1999 was 11,741,947 shares.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended October 31, 1999, are attached hereto.

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

     On February 2, 1999, the Company was approved for trading on the OTC:BB exchange. The symbol ASSPC was assigned to the Company. On October 25, 1999 the Company was notified that its securities were relegated off the bulletin board trading system for a thirty-day period due to late filing of the first quarterly report of fiscal year 2000. The Company will be eligible for reapplication for trading on the bulletin board system on November 25, 1999. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the company successfully implements its business plans.

Results of Operations
---------------------

     The Company generated revenues of $13,800 from operations during the six month period ended October 31, 1999, as compared to $0 revenues in the six month period ended October 31, 1998. Cost of revenues were $11,597 for the six month period ended October 31, 1999, as compared to $0 for the similar six month period ended October 31, 1998. The Company generated a profit of $2,203 during the six month period ended October 31, 1999.

    Operating expenses were $577,820 for the six month period ended October 31, 1999, as compared to $734,764 for the six month period ended October 31, 1998, a decrease of $156,944. Even although the Company's consulting and general and administrative fees increased signficantly, those increases were offset by the write-off of losses the Company incurred in 1998 from a joint venture in Mexico with a related party.

Plan of Operation
-----------------

     The Company is a development stage company concerned with power generation for various applications.

         In the previous fiscal year, the Company focused on the development of a joint venture automobile manufacturing operation with Environmental Process Advanced, S.A. de C.V. in Otay Mesa, Mexico and cash resources from Company reserves were allocated to the plant for expenses such as labor, insurance, parts, equipment and the like.

     Subsequently, the Company formed a joint venture with Anuvu, Incorporated to complete development and demonstration of an advanced proton exchange membrane (PEM) fuel cell that will be demonstrated in a series of fuel cell powered electric vehicle runs in California and other locations. The joint venture company, Global Fuel Cell Corporation, is owned 50% by Anuvu and 50% by the Company. The Company has also completed an electric mini-van with a state of the art AC drive system that has a fully computerized monitoring system with the fuel cell using a variety of fuels including hydrogen, natural gas, propane, methanol & gasoline.

     In addition, the Company entered into an agreement with Thunder Ranch, Inc. whereby the Company was irrevocably assigned the rights to manufacture and distribute the AIsland Car (sometimes referred to as the AWorld Car or the AWorldStar vehicle). The Company also purchased a soybean oil extraction facility located near Culiacan, Sinaloa, Mexico, producing biodiesel fuel, with a production capacity of approximately 7 million gallons of oil/year, plus feed meal by-product, and has entered into agreements with the farmers in the region to allow purchase of soybeans at a set price for a 15 year period.

     On July 20, 1999, the Company signed a custom production agreement with NOPEC Corporation of Lakeland, Florida, for the purchase of up to 4 million gallons of biodiesel fuel for distribution in California with an option to expand the contract amount to 8 million gallons. NOPEC will be manufacturing the Company's proprietary "OxyG B-60". The Company has established a fuel distribution facility with storage tanks in San Bernardino, California.

     On July 28, 1999, the Company entered into a lease agreement for an 80,000 multi-use building that is part of the former Norton Air Force Base in Riverside, California. This facility is part of a "free-trade" zone established to encourage business to locate on the campus. As such, the Company will be allowed to import goods from overseas without paying taxes unless the finished product will be sold in the United States. The Company will begin manufacture and assembly of its "mining cars" previously manfactured in Otay Mesa, Mexico, for mining customers in the US at this facility.

     Additionally, on July 30, 1999, the Company was awarded a contract from the Deer Valley Unified School District (Arizona's largest) for the purchase of biodiesel fuels for school buses serving the district.

     During the three month period ended October 31, 1999, the Company continued to develop its three main areas of proprietary technology: power generation for facilities and motor vehicles, clean or "green" fuels, and environmentally safe waste remediation processes. Each division shows tremendous promise with ample market opportunities for the Company's products.

Year 2000 Disclosure
--------------------

     The Company has assessed the ability of its various electronic operating systems, and those of significant third parties, to appropriately consider periods and dates after December 31, 1999. The Company's senior financial management has taken responsibility for identifying, addressing and monitoring its Year 2000 issues. The Company completed a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance. A contingency plan has been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company's Year 2000 efforts are expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with the implementation of new business systems and completion of the various above-mentioned tasks as scheduled, the possibility of interruptions to normal operations should be significantly reduced.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS - NONE

ITEM 2.           CHANGES IN SECURITIES

     On September 16, 1999, the Company issued 150,000 shares of stock from the treasury to Joseph Wilhelm pursuant to an option agreement entered into by the Company with Wilhelm on September 16, 1998, bringing the total outstanding number of shares of Company stock to 11,741,947. The shares were issued in exchange for cash.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
                  NONE

ITEM 5.           OTHER INFORMATION

     On August 1, 1999, Director William C. "Curt" Thurmon resigned from the Board of Directors. The remaining directors elected Harrison A. McCoy, III, as his replacement. Director McCoy was also named Executive Vice President of the Company.

     During the second quarter of Fiscal Year 2000, representatives of the Company participated in seminars and conferences throughout the country where they were invited to present information about the Company's biodiesel fuel products to the participants. Presentations were made at the South Coast

Air Quality Management Board Meeting (Southern California), the Clean Cities Commission Meeting in Mission Inn (California), and the Alternative Fuels Seminar in Birmingham, Alabama sponsored by the Chamber of Commerce.

     On September 29, 1999, company representatives made a presentation regarding the biodiesel program to the Society of Automotive Engineers Conference in Tampa Bay/St. Petersburg, Florida. The session was followed with a bus trip to nearby Lakeland, Florida, where participants were given an informational tour of the facility owned and operated by the Company's custom biodiesel producer, NOPEC Corporation, which produces the Company's proprietary "OxyG B-60" biodiesel fuel. Western Petroleum, Inc. was named "Master
Distributor" of the Company's OxyG B-60 fuel for the state of Arizona. Western Petroleum also serves as Master Distributor for ARCO, Texaco and Shell.

     On October 28, 1999, the Company was awarded a second biodiesel fuel purchase contract from the Deer Valley Unified School District, the largest school district in Arizona. The contract was for the purchase of 20,000 gallons of OxyG B-60 biodiesel fuel. The order will be filled in the third quarter of Fiscal Year 2000.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during this period.



                       SOUTHERN STATES POWER COMPANY, INC.

                        BALANCE SHEET - October 31, 1999

                                     ASSETS:
                                                                Unaudited
                                                             October 31, 1999
                                                             ----------------
Current assets:
Cash and cash equivalents                    $         344
Accounts receivable                                  3,800
Inventory                                           33,161
Prepaid expenses                                       822
                                             -------------
     Total current assets                                    $         38,127

Property and equipment, net                                            36,390

Notes receivable:
  B.A.T. and Subsidiaries, related parties          26,340

  Less allowance for doubtful accounts              26,340
                                             -------------

         Total notes receivable                                             -
                                                             ----------------

Investment in GAMM Projects                                         1,657,500

Goodwill, net                                                         796,666

Deposits                                                               50,000
                                                             ----------------

                                                             $      2,578,683
                                                             ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities-
 accounts payable and accrued expenses                       $          9,417

Stockholders' deficiency:
 Common stock; $0.001 par value, 50,000,000
 shares authorized, 11,632,947 shares issued
 and outstanding                                    11,742
Additional paid-in capital                       6,109,439
Accumulated deficit                             (3,551,915)
                                             -------------
     Total stockholders' equity                                     2,569,266
                                                             ----------------
                                                             $      2,578,683
                                                             ================




                       SOUTHERN STATES POWER COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                             For the six       For the six
                                             months ended      months ended
                                           October 31, 1999  October 31, 1998
                                              (Unaudited)      (Unaudited)
                                           ----------------  ----------------
Revenue                                    $         13,800  $              -

Cost of Revenue                                      11,597                 -
                                           ----------------  ----------------
Gross profit                                          2,203                 -

Operating expenses:
  Research and development                            58,777           75,000
  Consulting fees                                     87,394                -
  Loss on investment in joint venture in
    Mexico with related party                         13,680          612,698
  General and administrative expenses                417,969           47,066
                                           -----------------  ---------------
                                                    (577,820)        (734,764)
                                           -----------------  ---------------
Net loss before dividend income                     (575,617)        (734,764)


Dividend income                                          863           20,469
                                           -----------------  ---------------

Net loss                                   $        (574,754) $      (714,295)
                                           =================  ===============
Net loss per share -
  basic and diluted                        $           (0.05) $         (0.09)
                                           =================  ===============
Weighted average number of shares
  outstanding - basic and diluted                 11,643,018        8,162,005
                                           =================  ===============




                          SOUTHERN STATES POWER COMPANY

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                             For the six       For the six
                                             months ended      months ended
                                           October 31, 1999  October 31, 1999
                                              (Unaudited)      (Unaudited)
                                           ----------------  ----------------
Cash flows provided by (used for) operating activities:

  Net loss                                 $       (574,754) $       (714,295)
                                           ----------------  ----------------

Adjustments  to reconcile  net income  (loss) to net cash provided by (used for)
 operating activities:
  Stocks issued in exchange for services                  -           117,750
  Amortization of goodwill                          233,334                 -
  Depreciation and amortization                      42,899                 -

Changes in assets and liabilities:
(Increase) decrease in assets:
  Accounts receivable                                (3,800)                -
  Inventory                                         (33,161)                -
  Prepaid expenses                                     (822)                -
  Deposits                                          (50,000)                -

(Increase) decrease in assets:
  accounts payable and accrued expenses              (8,022)           11,125
                                          -----------------  ----------------
   Total adjustments                                180,428           128,875
                                          -----------------  ----------------
    Net cash provided by operating
      activities                                   (394,326)         (585,420)

Cash flows provided by (used for) investing activities:
  purchase of property and equipment                 (4,483)                -
                                          -----------------  ----------------

Cash flows provided by (used for) financing activities:
  proceeds from issuance of common stocks           349,000           420,250
                                          -----------------  ----------------
Net increase (decrease) in cash                     (49,809)         (165,170)
Cash, beginning of year                              50,153         1,000,000
                                          -----------------  ----------------
Cash, end of year                         $             344  $        834,830
                                          -----------------  ----------------

Supplemental disclosure of non-cash investing and financing activities:
  Issuance of common stock in exchange
    for services                          $               -  $        117,500
                                          =================  ================
  Issuance of common stock in exchange
   for investments                        $       1,700,000                 -
                                          =================  ================

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

                                    SOUTHERN STATES POWER COMPANY, INC.


                                    By:     s/ Heber C. Bishop
                                            ------------------------------
                                            Heber C. Bishop,
                                            President


Dated:   December 15, 1999

                       SOUTHERN STATES POWER COMPANY, INC.

              Exhibit Index to Quarterly Report on Form 10-QSB/A 1
                     For the Quarter Ended October 31, 1999

EXHIBITS                                                                Page No.

  EX-27   Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . .12