Form 10QSB
period 2000-01-31
SOUTHERN STATES POWER CO INC
filed 2000-03-16
CIK 1042482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                       For Quarter Ended: January 31, 2000

                         Commission File Number: 0-29356

                       SOUTHERN STATES POWER COMPANY, INC.
        Exact name of small business issuer as specified in its charter)

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
Yes  X    No
    ---      ---

The number of shares of the registrant's only class of common stock issued and outstanding, as of the latest practicable date, March 14, 2000, was 8,594,491 shares.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended January 31, 2000, are attached hereto.

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

Overview
--------

     The Company was originally organized as Pascal Ventures, Inc. ("Pascal") in the State of Delaware on August 31, 1988. In January 1998, Pascal's Form 10-SB became effective and the Company became a reporting company under the Securities Exchange Act of 1934, as amended. On July 13, 1998, the shareholders of Pascal and Southern States Power Company, Inc., a Louisiana corporation ("Southern States") approved the terms of a Share Exchange Agreement and Plan of Reorganization between the two entities. As a result of the merger, the total number of common shares outstanding as of July 13, 1998 (as of the merger date) was 10,205,000. As a result of the Share Exchange agreement and Plan of Reorganization between Pascal and Southern States, the shareholders of Pascal authorized a 4 for 1 forward split of all pre-merger shares (from 500,000 to 2,000,000) and issued 8,205,000 shares of its restricted common stock to the shareholders of Southern States. Accordingly, the Company had a total of 10,205,000 common shares of its stock outstanding after concluding the merger. The Company changed its name from Pascal Ventures, Inc. to Southern States Power Company, Inc.

     On February 2, 1999 the Company was approved for trading on the OTC:BB exchange, two days into the final quarter of the fiscal year. The symbol SSPC was assigned to the Company. On October 25, 1999, the Company was notified that its securities were relegated from the bulletin board trading system for failure to file a report for the first quarter of fiscal year 2000 in a timely fashion. After a mandatory 30-delay period, the Company filed an application for readmission. After a review period, the Company's securities were made eligible for trading on the bulletin board system on March 8, 2000.

Revenues
--------

     The Company generated revenues of $55,501 from operations during the nine month period ended January 31, 2000, as compared to $0 in the nine month period ended January 31, 1999. Cost of revenues were $40,861 for the nine month period ended January 31, 2000, as compared to $0 for the same period in 1999. The Company generated a gross profit of $14,640 during the nine month period ended January 31, 2000.

     Operating expenses were $2,216,995 for the nine month period ended January 31, 2000, as compared to $1,499,320 for the same period in 1999, an increase of $717,675. Most of this increase can be attributed to consulting fees as the Company expanded its technical expertise resource base by assembling a diverse team of environmental and technological experts for the development of the biodiesel and ecoenergy park divisions of the Company's business plan.

Plan of Operation
-----------------

     During the third quarter of fiscal year 2000 the Company continued to focus on developing its alternative fuel division. The management of the Company has identified that division as the most promising of the three main divisions and as such is committed to concentrating personnel and resources on that division until such time as the Company has become a substantial participant in the burgeoning alternative fuels market.

     The other two main divisions, power generation for vehicles and facilities and environmentally safe waste remediation processes, continue to be areas that will be developed through joint ventures and strategic alliances.

     The Company has an existing joint venture agreement with Anuvu, Inc. to develop and market fuel cells. The entity known as Global Fuel Cell Corporation was formed as a fifty/fifty joint venture between the two companies with SSPC providing funding for Anuvu to complete its research and development. No products have been introduced to the market as of this date.

     In the area of environmentally safe waste remediation processes, the Company has developed a conceptual project model for what has been named an "Eco-Energy Park." The model is based on the principles of natural ecosystems. In a natural ecosystem, the by-products of each plant and creature provide essential materials for other members in the system. This same model can work for an ecoenergy park. One company's waste might be useful for another company or municipality in the park. For example, the waste and biosolids collected by a municipality's water treatment plant could be processed by another participant and turned into an energy-generating product. Another participant could locate in the park and become a consumer of that product, in turn creating by-products that would be of use by another participant. The EcoEnergy Park identifies and builds on the linkages between firms in the system to coordinate the flows of energy and materials for maximum efficiency. Resources and processes can be shared, such as refrigerated warehousing, recycling/reclamation equipment, and heating and cooling systems. Joint purchasing and sales of common products is more efficient and cost effective. Transportation of goods and products becomes less expensive. In some cases, the participants could share employees and consulting costs could be spread over several budgets. In addition to saving time and money for the companies involved, all of the above possibilities radically reduce the impact of industry on the local environment.

     The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the company's securities until such time as the company successfully implements its business plans.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On November 30, 1999, the Company was named as a defendant in a civil action filed in the Superior Court of the State of California, County of San Diego, Central Judicial District in a case captioned "Emerson Nichols, an individual, versus B.A.T. International, a Utah corporation, SuperBAT Inc., a business entity of unknown form, Joe LaStella, an individual, Bill Wason, an individual, Global Green Cars, a business entity of unknown form, Ultra Force Battery Company, a business entity of unknown form, BAT India, a business entity of unknown form, BAT Northeast, a business entity of unknown form, Dolphin Automotive Company, a business entity of unknown form, Southern States Power Company, a business entity of unknown form, William Fowler, an individual,
Starnet,  a business  entity of unknown  form,  Ultra Force  Battery  Co.,  Ltd.
(India), a business entity of unknown form, Environmental Solutions, Inc., a business entity of unknown form, Electrobike, a business entity of unknown form, Propulsion Technologies, a business entity of unknown form and Does 1-25, inclusive." The case number is GIC 739485. The plaintiff has asserted claims for breach of contract, fraud, unfair business practices and alter ego liability arising out of a contractual relationship he had with defendant BAT International, a former shareholder of the Company. The Company responded to the complaint with a demurrer alleging that there is no cause of action for the plaintiff against the Company. At the time of this report a hearing on the demurrer of the Company had been set for March 17, 2000.

ITEM 2.   CHANGES IN SECURITIES

     On November 3, 1999, the Board voted to enter into a settlement agreement with B.A.T. International, Inc. whereby B.A.T. surrendered 4,020,800 shares of Company stock owned by B.A.T. for nonperformance under the terms of an agreement dated March 18, 1998. In a simultaneous transaction, shares were issued to certain B.A.T. personnel for work performed toward the completion of the Company's projects by those persons. After the surrender and the reissue, a total of 3,738,300 shares were returned to the treasury.

     During the third quarter of fiscal year 2000 a total of 220,500 shares of stock were issued to the Hemisphere Group pursuant to the terms of an option agreement in exchange for cash tendered to the Company.

     The Company also closed two other private placements of stock. The first was to the Jacques S. Yeager Family Trust for 72,728 shares in exchange for $90,910.00, or $1.25 per share.

The second was to Oceanair Environmental, LLC for 127,280 shares in exchange for $159,100.00, or $1.25 per share.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.   OTHER INFORMATION - NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                EX-27 Financial Data Schedule

          (b)   Reports on Form 8-K

     On or about February 4, 2000, the Company filed a report on Form 8-K wherein the Company announced it had entered into a settlement agreement with B.A.T. International, Inc. wherein B.A.T. would surrender the stock it held in the Company due to nonperformance under the terms of the agreement between B.A.T. and the Company dated March 18, 1998.



                       SOUTHERN STATES POWER COMPANY, INC.

                        BALANCE SHEET - January 31, 2000
                                   (UNAUDITED)

                                     ASSETS:

        Current assets:
        Cash and cash equivalents                       $    6,883
        Accounts receivable                                 19,121
        Inventory                                           41,399
        Other receivables                                    8,683
                                                        ----------

             Total current assets                                   $   76,086


        Property and equipment, net of
          accumulated depreciation and amortization                    292,298

        Notes receivable:
          B.A.T. and Subsidiaries, related parties          26,814
          Less allowance for doubtful accounts              26,814
                                                        ----------
                 Total notes receivable                                     -

       Investment in GAMM Projects, net of                           1,593,750
          accumulated amortization

        Goodwill, net of
          accumulated amortization                                     680,600

        Deposits                                                        50,000
                                                                    ----------

                                                                    $2,692,733
                                                                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities-
         accounts payable and accrued expenses                      $   15,439

        Stockholders' equity:
        Common stock; $0.001 par value, 50,000,000
          shares authorized, 8,585,084 shares issued
          and outstanding                                    8,585
        Additional paid-in capital                       7,847,397
        Accumulated deficit                             (5,178,688)
                                                        ----------
             Total stockholders' equity                              2,677,294
                                                                    ----------

                                                                    $2,692,733
                                                                    ==========




                       SOUTHERN STATES POWER COMPANY, INC.

                            STATEMENTS OF OPERATIONS


                                  For the nine For the nine For the three  For the three
                                 months  ended months ended months ended   months ended
                                    January       January       January       January
                                   31, 2000      31, 1999      31, 2000      31, 1999
                                  (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                  -----------   -----------   -----------   -----------
Revenues                          $    55,501   $         -   $    41,701   $         -

Cost of Revenues                       40,861             -        29,264             -
                                  -----------   -----------   -----------   -----------
Gross profit                           14,640             -        12,437             -

Operating expenses:
  Research and development             69,554       175,000        10,777       100,000
  Provision for doubtful accounts      26,814       121,000           475       121,000
  Consulting fees                   1,347,215       251,500     1,253,906       251,500
  Loss on investment in joint
    venture in Mexico
    with related party                 13,680       867,698             -       255,000
  General and administrative
    expenses                          759,732        84,122       341,763        37,056
                                  -----------   -----------   -----------   -----------
                                    2,216,995    (1,499,320)    1,606,921       764,556
                                  -----------   -----------   -----------   -----------
Net loss before other income       (2,202,355)   (1,499,320)   (1,594,484)     (764,556)

Other income                              828        21,012           (35)          543
                                  -----------   -----------   -----------   -----------
Net loss                          $(2,201,527)  $(1,478,308)  $(1,594,519)  $  (764,013)
                                  ===========   ===========   ===========   ===========
Net loss per share -
  basic and diluted               $     (0.27)  $     (0.17)
                                  ===========   ===========
Weighted average number
  of shares outstanding -
  basic and diluted                 8,109,418     8,539,185
                                  ===========   ===========





                          SOUTHERN STATES POWER COMPANY

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                               For the nine  For the nine
                                               months ended  months ended
                                                  January      January
                                                 31, 2000      31, 1999
                                                (Unaudited)   (Unaudited)
                                                -----------   -----------
Cash flows provided by (used for)
 operating activities:

  Net loss                                      $(2,201,257)  $(1,478,308)
                                                -----------   -----------
Adjustments  to reconcile  net income
 (loss) to net cash provided by (used for)
 operating activities:
  Stocks issued in exchange for services          1,167,500       235,500
  Bad debt                                           69,082             -
  Amortization of goodwill                          349,401             -
  Depreciation  and amortization                    107,209             -
  Provision for doubtful accounts                         -       121,000

Changes in assets and liabilities:
(Increase) decrease in assets:
  Accounts receivable                               (19,121)            -
  Loans receivable                                        0      (121,000)
  Inventory                                         (41,399)            -
  Prepaid expenses                                      375             -
  Other receivables                                  (8,683)            -
  Deposits                                          (50,000)            -

(Increase) decrease in assets:
  accounts payable and accrued expenses              (2,000)       11,125
                                                -----------   -----------
   Total adjustments                              1,572,615       246,625
                                                -----------   -----------
    Net cash used for operating activities         (628,921)   (1,231,683)

Cash flows used for investing activities:
  Purchase of property and equipment               (261,326)      (12,000)

Cash flows provided by financing activities:
  Issuance of common stocks                          52,458             -
  Proceeds from issuance of common stocks           794,510       548,000

    Net cash provided by  financing activities      846,968       548,000
                                                -----------   -----------
Net decrease in cash                                (43,270)     (695,683)
Cash, beginning of year                              50,153     1,000,000
                                                -----------   -----------
Cash, end of year                               $     6,883   $   304,317
                                                ===========   ===========
Supplemental disclosure of non-cash
 investing and financing activities:
  Issuance of common stock in
   exchange for services                        $ 1,167,750   $   235,500
                                                ===========   ===========
  Issuance of common stock in
   exchange for investments                     $ 1,700,000   $         -
                                                ===========   ===========

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Southern States Power Company, Inc.
                              (Registrant)

                              Date:  March 15, 2000

                              By: s/Heber C. Bishop
                                -------------------------------
                                Heber C. Bishop, President

                       SOUTHERN STATES POWER COMPANY, INC.

              Exhibit Index to Quarterly Report on Form 10-QSB/A 1
                     For the Quarter Ended January 31, 2000

EXHIBITS                                                                Page No.

  EX-27   Financial Data Schedule. . . . . . . . . . . . . . . . . . . .    12