Form 10QSB/A
period 2000-01-31
SOUTHERN STATES POWER CO INC
filed 2000-04-12
CIK 1042482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB/A

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


     The Company's securities are currently liquid and are traded on the NASD OTC:BB system. There are market makers in place for the Company's securities.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


     On November 30, 1999, the Company was named as a defendant in a civil action filed in the Superior Court of the State of California, County of San Diego, Central Judicial District in a case captioned "Emerson Nichols, an individual, versus B.A.T. International, a Utah corporation, SuperBAT Inc., a business entity of unknown form, Joe LaStella, an individual, Bill Wason, an individual, Global Green Cars, a business entity of unknown form, Ultra Force Battery Company, a business entity of unknown form, BAT India, a business entity of unknown form, BAT Northeast, a business entity of unknown form, Dolphin Automotive Company, a business entity of unknown form, Southern States Power Company, a business entity of unknown form, William Fowler, an individual,
Starnet,  a business  entity of unknown  form,  Ultra Force  Battery  Co.,  Ltd.
(India), a business entity of unknown form, Environmental Solutions, Inc., a business entity of unknown form, Electrobike, a business entity of unknown form, Propulsion Technologies, a business entity of unknown form and Does 1-25, inclusive." The case number is GIC 739485. The plaintiff has asserted claims for breach of contract, fraud, unfair business practices and alter ego liability arising out of a contractual relationship he had with defendant BAT International, a former shareholder of the Company. The Company responded to the complaint with a demurrer alleging that there is no cause of action for the plaintiff against the Company. At the time of this report, on March 17, 2000, the court sustained the Company's demurrer and the plaintiff was given leave of court to amend his pleadings within ten days. The plaintiff filed an amended complaint within the time permitted and the Company has thirty days to respond to the amended complaint.


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

                                    Date:  April 12, 2000

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