Form 10KSB
period 2000-04-30
SOUTHERN STATES POWER CO INC
filed 2000-08-07
CIK 1042482

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                                   (Mark One)
     [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                    For the fiscal year ended April 30, 2000
                                              --------------

        [ ] Transition Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

     For the transition period from ___________________to_________________.


                         Commission file number 0-29356
                ------------------------------------------------


                       Southern States Power Company, Inc.
    -------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                      Delaware                         33-0312389
          -------------------------------          ------------------
          (State or other Jurisdiction of          (I.R.S. Employer
           incorporation or organization)          Identification No.)

                  830 Havens Road, Shreveport, Louisiana 71107
    -------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's Telephone Number, Including Area Code: (318) 221-5703
                                                        ---------------

         Securities Registered under Section 12(b) of the Exchange Act:

      Title of Each Class       Name of Each Exchange on Which Registered
      -------------------       -----------------------------------------
             None                                 None
      -------------------       -----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                     ----------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  -----

The Company had $55,501. in revenues from operations during the fiscal year ended April 30, 2000.

The aggregate market value of the voting stock held by nonaffiliates of the registrant (8,475,909 shares) is approximately $3,644,641. The aggregate market value has been computed by reference to the average bid and ask prices of such stock ($0.43 per share) as of July 28, 2000 (which date is within 60 days of the filing of this Form 10-KSB).

The number of shares outstanding of the issuer's Common Stock as of April 30, 2000 was 8,730,919. Of these shares, 2,023,100 were freely tradable and 6,707,819 were restricted.

                                     PART I

ITEM 1.  BUSINESS OVERVIEW

THE COMPANY

     Southern States Power Company, Inc. ("SSPC" or the "Company") was formed in March 1998 as a private Louisiana corporation to develop and market innovative energy and power technologies with a concentration on those products and services that either improve or preserve the environment on a global basis. After formation of the private company, Company Management sought out a public vehicle and executed a merger with Pascal Ventures, Inc., a public reporting company organized under the laws of the state of Delaware. The merger was consummated on July 13, 1998. Pascal Ventures, Inc. then changed its name to Southern States Power Company, Inc. and the private Louisiana corporation was dissolved. The Company then set out to execute its business plan.

     During fiscal year 2000, the Company decided to stake a position in the burgeoning biodiesel fuel market. Company management has recognized that sector as the most promising of the Company's current ventures and as such has decided to dedicate all the Company's resources to this division.

     Biodiesel fuel is produced by combining vegetable or animal oils with standard diesel fuel in an effort to eliminate or reduce particulates and other emissions associated with the burning of straight diesel fuels.

     One such blending oil is soybean oil. During fiscal year 1999, the Company acquired two soybean oil extraction facilities in Culiacan, Mexico. The facilities were acquired on behalf of the Company by Southern States Gas & Oil, Ltd., a private Louisiana corporation and an agent of the Company. A collection of factors led to a decision by the Company to abandon the facility acquisitions, chief among them being the complicated Mexican law requirements regarding title to the facilities, the cost of soybean oil processing versus other blending options, and drought conditions affecting the quality of the soybean crops. The last of the financial data concerning this investment was recorded in Fiscal Year 2000 and the Mexican venture has been written off completely.

     Another such blending oil is "yellow grease," a waste product generated mainly by restaurant operations. During fiscal year 2000, the Company entered into a custom blending arrangement with NOPEC Corporation of Lakeland, Florida. NOPEC manufactures the Company's proprietary "Oxy-GB 60" biodiesel. A state of the art facility, the NOPEC plant represents the ideal biodiesel processing operation. An agreement is in place with NOPEC that will allow the Company to purchase a 51% interest in NOPEC.

     In addition to the potential acquisition of NOPEC, the Company plans to construct its own facilities based on the NOPEC model. Proposed locations include Shreveport, Louisiana; Phoenix, Arizona; and Riverside, California.

     The Shreveport location is attractive for several reasons. First, the Company maintains its headquarters in that city. Second, a new river port has been constructed and many incentives are offered by the port commission that will reduce the Company's overall costs. Third, the port site is an ideal location for an "EcoEnergy Park." The EcoEnergy Park concept is a Company development plan that seeks to place environmentally-friendly operators in proximity to one another so that they might share resources, personnel, space and the like. Further, the concept seeks to pair operations that can consume each others' by-products, reducing the amount of waste generated by the overall project. The Shreveport EcoEnergy Park project is in the early stages of development. At the time of this report, negotiations are underway with an environmental waste remediation company to create a partnership with a future biodiesel plant. It is anticipated that the parties will reach an agreement to construct two facilities at the Shreveport river port, sharing resources and planning costs.

     The Phoenix location is warranted by the strong potential for extraordinary growth in demand for biodiesel in that metropolitan area. Heavy pollution problems and an environmentally-conscious public are creating a market for the Company's Oxy-GB 60 biodiesel fuel. The Company's first customer in the biodiesel market was the Deer Valley Unified School District, the largest in Phoenix. The Company continues to supply biodiesel to DVUSD and has recently submitted bids to other school districts in the Phoenix area. The Interstate Clean Transportation Corridor includes Arizona (along with California, Nevada and Utah) so the Phoenix location is ideal.

     The Riverside location is warranted by the strict regulatory requirements extant in Southern California. The Company has an option to purchase a 90-acre tract in the Agua Mansa development, which is reserved for environmental development companies. An EcoEnergy Park is planned for this location, as well. Production from this proposed facility could supply California and Nevada customers.

     Several laws and air quality management agreements are in effect that will help spur the growth of the Company's biodiesel division. Some of these regulations and agreements are the California Air Resources Board (recently ruled that small particulates are a toxic health hazard; fines for exceeding smoke limits went into effect in April, 1999); the Transportation Equity Act of the 21st Century (allows fleets or heavy duty equipment affected by alternative fuel mandates to meet requirements with a diesel engine vehicle operating on 20% biodiesel, 80% petroleum; off-road heavy-duty equipment using alternative fuels will be given bid preferences and equipment operating advantages on highway construction contracts); and the Interstate Clean Transportation Corridor (consists of interstate highway systems in four Western states {CA, AZ, NV, UT}; the states are working together to provide alternative fuel stations for trucks in the ICTC).

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

     The Company's other operations, consisting of fuel cells and natural gas/crude oil production, have been placed on hold until the biodiesel business plan can be implemented.

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

EMPLOYEES AND OFFICERS

     The officers of the Company are Lawrence W. Taggart, President & Director, Harrison A. McCoy, III, Executive Vice-President & Director, William O. Shaeffer, Director, and Antoinette Fowler, Secretary/Treasurer. None devotes their full time to Company affairs. Generally, the officers of the Company have not been paid any regular salaries or bonuses, although the Company occasionally has authorized compensation to certain officers for services rendered and expenses personally incurred on the Company's behalf. Both Mr. McCoy and Ms. Fowler have received stock in the Company as compensation for their services. The Company employs a small staff at the Shreveport headquarters (receptionist, investor relations director, corporate counsel).

ITEM 2.  PROPERTIES

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

ITEM 3.     LEGAL PROCEEDINGS

     Emerson Nichols v. B.A.T. International, et al.; #GIC 739 485; Superior Court, State of California, County of San Diego; filed 11/99. SSPC was named as a defendant because B.A.T. was at one time a shareholder of SSPC. When the plaintiff sought recovery from the defendant for breach of contract and fraud, he also named SSPC in an attempt to achieve some form of recovery for his alleged damages. Since the SSPC stock was essentially the only real asset B.A.T. owned, the plaintiff formulated a loose allegation concerning possible involvement in the torts on the part of SSPC. SSPC filed a demurrer for no cause of action which was sustained. The plaintiff then amended his claim to an even broader allegation to which SSPC responded with a general denial and several affirmative defenses. The case is in the discovery phase and trial is set for

October 13, 2000. SSPC plans a vigorous defense. SSPC was not involved in any of the alleged conduct and indeed has had no involvement with the plaintiff. There is no privity of contract between SSPC and the plaintiff; therefore, prospects for successful outcome are high and the exposure for potential loss is minimal. In any event, plaintiff is seeking damages for breach of contract, punitive damages, attorney fees and costs.

     Norman F. Alvis and Team Alvis, LLC v. B.A.T. International, et al.; #99AS06972; Sacramento Superior Court; filed 12/99; Similar facts as above; however, in this case former SSPC President Heber C. Bishop was named as a defendant. Additionally, this plaintiff alleges that SSPC and Bishop interfered with plaintiff's dealings with the stock transfer agent when B.A.T. assigned some of its SSPC shares to plaintiff to pay a debt to plaintiff then proceeded to cancel the assignment by telling the transfer agent to hold the issuance. SSPC personnel and officers were in no way involved; indeed, SSPC personnel and officers were never aware of the transactions until the lawsuit was served on SSPC/Bishop in May 2000. A vigorous defense if planned but no answer has been filed as of this date. The Company has filed a demurrer to the claims and a hearing is set for August 21, 2000. Prospects for successful outcome are high and the exposure for potential loss is minimal. No trial date has been set. Plaintiff is seeking damages for breach of contract, punitive damages, attorney fees and costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the over-the-counter ("OTC") system under the symbol "SSPC.". The following table sets forth, for the periods indicated, the closing high and low bid prices for the Common Stock. The prices represent inter-dealer prices, without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions. The National Quotation Bureau, Inc. has provided the information.

                                                        BID PRICE
                                                   --------------------
                                                   HIGH           LOW
                                                   -----         ------
Fiscal Year Ended April 30, 2000
-----------------------------------------
     First quarter                                 $4.75         $1.25
     Second quarter                                $4.75         $1.375
     Third quarter                                 $4.00         $2.00
     Fourth quarter                                $4.50         $.001

                                                        BID PRICE
                                                   ---------------------
                                                   HIGH            LOW
                                                   -----         -------

Fiscal Year Ended April 30, 1999
-----------------------------------------
     First quarter*                                $ n/a         $ n/a
     Second quarter*                                 n/a           n/a
     Third quarter*                                  n/a           n/a
     Fourth quarter                                $7.50         $3.25

*The Company's stock was not approved for trading until February 2, 1999.

     On April 30, 2000, there were approximately 88 record owners of the Company's Common Stock.

     The Company has never paid a cash dividend and does not anticipate the payment of cash dividends in the foreseeable future. Earnings are expected to be retained to finance the Company's growth. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors, which will review its dividend policy from time to time.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

RESULTS OF OPERATIONS: FISCAL YEAR 2000

     The Company had minimal revenue from business operations during fiscal year 2000, compared to zero in fiscal year 1999. The Company incurred research and development expenses in the amount of $101,616 and consulting fees in the amount of $1,490,552, consisting of primarily of noncash compensation. By comparison, in fiscal year 1999, research and development expenses totaled $326,770 and consulting fees were $881,287. The Company experienced a loss of $13,680 on its joint venture automobile manufacturing operation in Mexico, compared to $1,183,598 in fiscal year 1999. The Company has recorded a valuation allowance of $1,700,000 for investment in Gamm Project #2-9, LLC and Gamm Project #3-24, LLC. The Gamm Projects are oil and gas production companies operating in Northwest Louisiana. They employ a proprietary swabbing recovery technique. (Please refer to the Private Placements Closed section for more information). General operating expenses totaled $946,287 for fiscal year 2000, compared to $612,654 in fiscal year 1999.

LIQUIDITY.

     The Company's net working capital position (current assets less current liabilities) is negative $402,848 compared to $33,089 in fiscal year 1999. Of the Company's liabilities, approximately $76,900 results from accounts payable and accrued expenses and approximately $375,000 results from notes payable to OceanAir Environmental. Of these two groups (holding a total of approximately $451,900 in current liabilities) only OceanAir Environmental has made a demand for cash payments. The remaining groups are not expected to make a demand for cash payments until the Company's cash position improves.

     The Company's liquidity needs have historically been met through the sale of equity securities, or through the issuance of equity securities in exchange for services, research and development or technology rights. These transactions have given rise to operating losses that in the past have been primarily non-cash losses. The Company has not, nor does it expect in the near future to generate significant cash flows from operations.

     In connection with the acquisition of NOPEC (see Item 1 above), the Company has committed to purchase a 51% interest in that corporation, the owner of a production facility in Lakeland, Florida, for a total purchase price of $11,500,000 of which $1,500,000 is in cash and the balance is in stock. As of April 30, 2000, the Company has paid installments of $625,000 in cash with the balance due as follows: $135,000 by April 1, 2000 ($10,000 was paid); $105,000 by May 1, 2000; $85,000 by June 1, 2000; $75,000 by July 1, 2000; $50,000 by
August 1, 2000; $50,000 by September 1, 2000; and the balance of $500,000 by September 30, 2000. The purchase price has been financed, in part, by secured loans from unrelated parties and management believes that the balance will be financed through a combination of loans and private placements of the Company's common stock. Should NOPEC place the Company in default under the terms of the agreement, the Company and/or its assignees can opt to exercise the security devices issued by NOPEC in connection with the advancement of funds.

PRIVATE PLACEMENTS CLOSED.

     The Company  closed the  following  private  placements  during fiscal year
2000:

     On May 5, 1999, the Company issued 485,447 shares of Common Stock to various members of two privately owned oil and gas limited liability companies in exchange for all the membership units in the LLC's.

     On June 3, 1999, the Company issued 130,000 shares of Common Stock to the Hemisphere Group pursuant to an option agreement. Other issuances during the year to Hemisphere Group pursuant to the option were November 8, 1999 (110,000 shares); November 8, 1999 (79,000 shares); January 4, 2000 (139,500 shares); January 10, 2000 (2,000 shares); and February 15, 2000 (458,000 shares).

     On November 8, 1999, the Company issued shares of Common Stock to Robert Deustch (3,286 shares); Ronald H. Holland (50,000 shares); Ray Enassi (25,000 shares); Jim Buchannon (6,000 shares); William Wason (100,000 shares); and William Hu (1,500 shares). These placements were made to BAT International Inc. associates for work performed by them on SSPC projects. The issuances were part of a settlement with BAT wherein its personnel were paid with stock upon cancellation of BAT's shares in the Company due to BAT's nonperformance under the terms of its agreement with the Company. On February 1, 2000, the shares in the Company formerly held by BAT International, Inc. were cancelled due to nonperformance by BAT under the terms of its agreement with the Company. After a lengthy series of negotiations with the management of BAT, the Board of Directors of the Company voted to enter into the settlement agreement with BAT whereby BAT would surrender its stock held in SSPC due to lack of performance under the terms of the original agreement between the two companies. Pursuant to the terms of that agreement BAT was to provide technology and prototype equipment employing their "pulse charge" system for use in SSPC projects. Reasonable time extensions were granted to BAT by SSPC throughout the term of the agreement; however, it was apparent that BAT would not be able to perform within those extended limits. The negotiated settlement called for BAT to surrender its SSPC shares to the Company treasury. This terminated the rights and obligations between the companies with the sole exception that SSPC management agreed to consider the option of accepting performance of the original terms by BAT in exchange for an unspecified number of SSPC shares should BAT be able to perform by July 31, 2000. At the time of preparation of this report, no such performance had been received by the Company.

     On January 10, 2000, the Company issued 250,000 shares of Common Stock to Harrison A. McCoy, III for services rendered as a Director and Officer of the Company.

     Also on January 10, 2000, the Company issued 72,728 shares of Common Stock to the Jacques S. Yeager Family Trust in exchange for $90,910 in cash. At that time, the Company also issued 127,280 shares of Common Stock to OceanAir Environmental in exchange for $159,100.00 in cash. The transaction proceeds were loaned to NOPEC Corporation as part of a loan/purchase agreement.

     On February 15, 2000, the Company issued 15,273 shares of Common Stock to OceanAir Environmental in exchange for $19,091 in cash pursuant to an option agreement.

     Also on February 15, 2000, the Company issued 458,000 shares of Common Stock to Hemisphere Group pursuant to the option agreement between Hemisphere Group and the Company. The funds had been tendered previously and this issuance brought the account current.

         On February 22, 2000, the Company issued 45,134 shares of Common Stock to the Desai Living Trust in exchange for 4 membership units each in Southern States Oil Production, LLC and Southern States Gas Gathering, LLC.

     During April and May 2000, the Company issued 25,000 shares of Common Stock to OceanAir Environmental in exchange for $50,000 pursuant to an option agreement. Also, the Company issued 62,272 shares of Common Stock to OceanAir Environmental for consulting services rendered.

     Also, on April 25, 2000, the Company issued 5,656 shares of Common Stock to Mike McDaniel & Associates for consulting services rendered. Also on that date, the Company issued 5,000 shares of Common Stock to Bruce Austin Productions for video production services.

JOINT VENTURE ACTIVITIES

     The Company began a joint project in fiscal year 2000 with Enertech Environmental for the creation and development of the EcoEnergy Park concept.
Both parties supplied personnel, expertise and funds to the effort which resulted in business models the parties hope to realize in Shreveport, Louisiana and other locations throughout the country.

PATENT ACTIVITY

     No patent applications were made during fiscal year 2000; however, research was underway that should lead to patentable results especially in the areas of fuel development. The Company will aggressively pursue any patent opportunities as they arise.

ADDITIONAL FUNDING IS REQUIRED.

     The Company's business plan will require additional funding for future development. The funds to be raised will be used in the following areas: 1) acquisition of an existing biodiesel processing facility, 2) buildout of the Company's biodiesel processing facilities, and 3) at such time as funds become available, commencement of payment of salaries to Company officers.

YEAR 2000 ISSUE

     The Company experienced no adverse circumstances as a result of the Year 2000 issue.

FORWARD-LOOKING STATEMENTS.

     In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things, the Company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the Company's plans and objectives for future operations and expansion. The Company disclaims any obligation to update forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements are filed at the end of this report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table identifies the name, ages, and positions of all directors, officers, and persons nominated by management to become a director.

        NAME                  AGE                        POSITION
------------------------      ---          -------------------------------------
Lawrence W. Taggart            58          President, Director
Harrison A. McCoy, III         53          Director
William O. Shaeffer            65          Director
Antoinette Fowler              38          Secretary/Treasurer

     All current directors are serving one-year terms and are subject to re-election at the annual meeting of shareholders. Officers are elected to serve, subject to the discretion of the Board, until their successors are appointed.

     Lawrence W. Taggart, is an attorney with a strong background in corporate and business law. Additionally, from 1992 to 1998, Mr. Taggart served as Vice President,

Counsel and Director for Basic Research Corp., a research and development corporation operating in the telecommunications and power generation fields. From 1995 to 1996, Mr. Taggart served as Vice President and Corporate Counsel for Advanced Automotive Tech, Inc. He is a graduate of University of California, Berkeley and Western State University School of Law.

     Harrison A. McCoy, III is a former member of the US Army Corps of Engineers. Upon his return from serving in Vietnam, Mr. McCoy obtained a BS in Chemical Engineering from Cal Poly-Pomona. He also holds an AS degree in Water/Wastewater Treatment from San Bernardino Valley College. Mr. McCoy has enjoyed a twenty-five year career in environmental/alternative fuels/engineering/waste management fields. Most recently, Mr. McCoy started and manages his own entrepreneurial firm, Bioenergy Engineering and Technologies Corporation. This entity specializes in developing technology and site plans for regional integrated liquid/solid, urban/industrial waste treatment management.

     William O. Shaeffer joined the Company as Director in 2000. Mr. Shaeffer is a cum laude graduate of USC with an MBA from Pepperdine University. Since 1996, Mr. Shaeffer has served as Vice President of Marketing & Managing Director for Chemical Products, Inc. Prior to that, he served as Senior Marketing and Business Consulting to IMPCO/KRACO from 1993 to 1996. Between 1992 and 1994, Mr. Shaeffer served as Vice President of Marketing and Sales for Harvey Universal, a dealer of industrial and retail products. From 1990 to 1992, he served as Executive Vice President of Calculated Industries, a consumer and commercial electronics concern. Mr. Shaeffer's vast marketing and sales experience will prove extremely valuable to the Company.

     Antoinette Fowler, has been Secretary/Treasurer of Southern States Power Company, Inc. since its inception of 1998. She received her Fine Arts Degree from Northwestern Michigan College in Traverse City, Michigan in 1981. In 1987 she joined the staff of the Crescent Hotel in Phoenix, Arizona as Special Events Manager and On-Site Recycling Coordinator. From 1990 to 1997 Ms. Fowler owned and managed East of Phoenix, a full-service laundry facility located in Cedarville, Michigan. In 1998 she moved to Shreveport, Louisiana and joined Southern States.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on a review of the copies of such forms furnished to the Company or written representations from certain persons, the Company believes that during the 2000 fiscal year all filing requirements applicable to its current officers and directors were complied with.

ITEM 10.     EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation for services rendered by certain officers for the fiscal years indicated.

                           SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION
                                        ---------------------------------------
                                                                        Other
                                                                        Annual
Name and Position            Year       Salary          Bonus            Comp
---------------------     ---------     ------          -----           ------
Lawrence W. Taggart       Fiscal 00       -0-            -0-              -0-
President and             Fiscal 99       N/A            N/A              N/A
Director                  Fiscal 98       N/A            N/A              N/A

Harrrison A. McCoy        Fiscal 00       -0-            -0-             -0-(1)
Vice President &          Fiscal 99       N/A            N/A              N/A
Director                  Fiscal 98       N/A            N/A              N/A

William O Shaeffer        Fiscal 00       -0-            -0-              -0-
Director                  Fiscal 99       N/A            N/A              N/A
                          Fiscal 98       N/A            N/A              N/A

Antoinette Fowler         Fiscal 00       -0-            -0-             -0-(2)
Secretary/Treasurer       Fiscal 99       N/A            N/A              N/A
                          Fiscal 98       N/A            N/A              N/A
-----------------------

(1) During fiscal year 2000, a total of 250,000 shares of stock in the Company were issued to Mr. McCoy.

(2) During fiscal year 1999, a total of 5,000 shares of stock in the Company were issued to Ms. Fowler.

     There  are  no  long-term   compensation   arrangements  for  officers  and
directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

     The following table sets forth the holdings of Common Stock (the Company's sole class of stock) as of April 30, 2000 by (i) each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding Common Stock of the Company, (ii) each director, (iii) each director nominee, and (iv) all directors and officers as a group. Unless otherwise indicated, all shares are owned directly. Common Stock that is "beneficially owned" includes all the Common Stock that the person has the right to acquire within 60 days of April 30, 2000, and stock for which the person has voting rights alone. The percentage ownership for any person assumes that all the stock that could be acquired by that person, by option or warrant exercise or otherwise, is in fact outstanding and that no other stockholder has exercised a similar right to acquire additional shares. The number of shares of stock in this table is 8,594,491 which includes 8,594,491 shares outstanding on April 30, 2000 plus all shares represented by options or warrants currently held by the directors listed in the table.

                        BENEFICIAL OWNERS OF COMMON STOCK

    Names and Addresses                      Amount of             Percentage
of Certain Beneficial Owners            Beneficial Ownership        of Class
----------------------------            --------------------      ------------

Harrison A. McCoy, III                          250,000               2.86%

Antoinette Fowler                                 5,000            Less than 1%

Norman F. Alvis                                 630,000               7.22%

Southern States Gas                           1,150,000              13.17%
Gathering System, LLC

Southern States Oil                             700,000               8.02%
Production, LLC

Hemisphere Group                              1,918,500              21.97%

All Officers and                                255,000               2.92%
Directors as a
Group (2 persons)

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits Required by Item 601 of Regulation S-B.

         The following exhibits were filed with the Company's Form 10-SB on or about July 2, 1997, and are incorporated herein by reference.

         EXHIBIT
         NUMBER       DESCRIPTION
         -------     ----------------------------------------------------------
           3.1       Articles of Incorporation, as amended May 27, 1998.
           3.2       Bylaws

         The following exhibit was filed with the Company's Form 10-KSB for the fiscal year ended April 30, 1999, on or about August 9, 1999, and is incorporated herein by reference:

         EXHIBIT
         NUMBER      DESCRIPTION
         -------     ----------------------------------------------------------

           3.3       Certificate of Amendment of Certificate of Incorporation

         The following are exhibits to this Form 10-KSB:

         EXHIBIT
         NUMBER      DESCRIPTION
         -------     ----------------------------------------------------------
           27        Financial Data Schedule

(b)      Form 8-K Filings

     On February 8, 2000, the Company filed a Form 8-K Current Report to disclose the details of a settlement agreement with B.A.T. International, Inc.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Southern States Power Company, Inc.


                                        /s/ Lawrence W. Taggart
                                        ----------------------------------------
                                        Lawrence W. Taggart, President

                                        Date:  August 7, 2000


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signatures              Capacity in Which Signed           Date
-------------------------------    ------------------------    ----------------

/s/ Antoinete Fowler                  Secretary/Treasurer      August 7, 2000
-------------------------------
Antoinette Fowler

                       SOUTHERN STATES POWER COMPANY, INC.

                              FINANCIAL STATEMENTS

                            YEAR ENDED APRIL 30, 2000









                                    CONTENTS

                                                                        Page
                                                                        ----
Independent Auditors' Report                                              1

Financial Statements:
  Balance Sheet                                                           2
  Statements of Operations                                                3
  Statements of Stockholders' Equity                                     4-5
  Statements of Cash Flows                                               6-7
  Notes to Financial Statements                                          8-15

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Southern States Power Company, Inc.
Shreveport, Louisiana


We have audited the accompanying balance sheet of Southern States Power Company, Inc. as of April 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern States Power Company, Inc. as of April 30, 2000, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.





CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
July 26, 2000


                       SOUTHERN STATES POWER COMPANY, INC.

                         BALANCE SHEET - APRIL 30, 2000

                                     ASSETS

Current assets:
  Cash and cash equivalents                    $         1,000
  Accounts receivable                                   32,079
  Other receivables                                     15,973
                                               ---------------

          Total current assets                                    $       49,052

Property and equipment, net of
  accumulated depreciation                                                 9,468

Goodwill, net of accumulated amortization                                564,000

Notes receivable:
  B.A.T. and Subsidiaries, related parties              11,314
  Y2k Superstore, related party                         15,000
  NOPEC Corporation                                    625,000
                                               ---------------

                                                       651,314
  Less allowance for doubtful accounts                  26,314
                                               ---------------

                                                                         625,000
                                                                  --------------
                                                                  $    1,247,520
                                                                  ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses        $        76,900
  Notes payable, OceanAir Environmental, LLC,
    due on demand                                      375,000
                                               ---------------

          Total current liabilities                               $      451,900

Common stock subscribed                                                   33,000

Stockholders' equity:
  Common stock; $0.001 par value, 50,000,000
    shares authorized, 8,730,919 shares issued
    and outstanding                            $         8,730
  Additional paid-in capital                         8,113,569
  Accumulated deficit                               (7,246,844)
  Accumulated other comprehensive loss                (112,835)
                                               ---------------

          Total stockholders' equity                                     762,620
                                                                  --------------
                                                                  $    1,247,520
                                                                  ==============
See accompanying independent auditors' report and notes to financial statements.

                                                                               2


                       SOUTHERN STATES POWER COMPANY, INC.

                            STATEMENTS OF OPERATIONS




                                                              Year ended               Year ended
                                                            April 30, 2000           April 30, 1999
                                                            --------------           --------------
Revenue                                                   $          55,501          $             -

Cost of revenue                                                      82,903                        -
                                                          -----------------          ---------------

Gross profit                                                        (27,402)                       -
                                                          -----------------          ---------------

Operating expenses:
  Research and development                                          101,616                  326,770
  Consulting fees (principally non-cash compensation)             1,490,552                  881,287
  Loss on investment in joint venture in Mexico
    with related party                                               13,680                1,183,598
  Valuation allowance for investment in GAMM projects             1,700,000                        -
  General and administrative expenses                               946,287                  612,654
                                                          -----------------          ---------------
                                                                  4,252,135                3,004,309
                                                          -----------------          ---------------

Loss from operations                                             (4,279,537)              (3,004,309)
                                                          -----------------          ---------------

Interest and dividend income                                         14,020                   27,148
Interest expense                                                     (4,166)                       -
                                                          -----------------          ---------------
                                                                      9,854                   27,148
                                                          -----------------          ---------------

Net loss                                                  $      (4,269,683)         $    (2,977,161)
                                                          =================          ===============

Net loss per share - basic and diluted                    $          (0.43)          $         (0.30)
                                                          ================           ===============

Weighted average number of shares outstanding -
  basic and diluted                                               9,926,807                9,910,123
                                                          =================          ===============



See accompanying independent auditors' report and notes to financial statements.


                       SOUTHERN STATES POWER COMPANY, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                       YEARS ENDED APRIL 30, 2000 AND 1999



                                                   Common stock       Additional   Accumulated other                      Total
                                                   ------------        paid-in       comprehensive                     stockholder
                                                 Shares     Amount     capital           loss             Deficit        equity
                                               ----------  --------   ----------   -----------------    -----------    -----------
Balance at May 1, 1998                         6,010,000   $  6,010   $1,003,990   $               -    $         -    $1,010,000

Issuance of stock in exchange for oil and
  gas volume purchase rights at inception      1,850,000      1,850       (1,850)

Sale of common stock                             387,000        387      386,613                                          387,000

Issuance of stock in exchange for services       235,500        235      825,015                                          825,250

Issuance of common stock per stock
  exchange agreement                           2,000,000      2,000    1,398,000                                        1,400,000

Exercise of common stock options                 425,000        425      449,575                                          450,000

Net loss for the year ended April 30, 1999                                                               (2,977,161)   (2,977,161)
                                              ----------   --------   ----------   -----------------    -----------    ----------
Balance at April 30, 1999                     10,907,500     10,907    4,061,343                   -     (2,977,161)    1,095,089

See accompanying independent auditors' report and notes to financial statements.




                       SOUTHERN STATES POWER COMPANY, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                       YEARS ENDED APRIL 30, 2000 AND 1999



                                                   Common stock       Additional   Accumulated other                      Total
                                                   ------------        paid-in       comprehensive                     stockholder
                                                 Shares     Amount     capital           loss             Deficit        equity
                                               ----------  --------   ----------   -----------------    -----------    -----------
Issuance of stock in exchange for oil and
  gas rights related to GAMM project              485,447       485    1,699,515                                         1,700,000

Exercise of common stock options                  557,000       557      563,033                                           563,590

Issuance of common stock from private
  placement                                       215,281       215      274,795                                           275,010

Issuance of stock in exchange for services        519,057       520    1,329,012                                         1,329,532

Issuance of common stock on behalf of
  related party                                    22,300        22       69,060                                            69,082

Shares revoked for non-performance by
  related party                                (4,020,800)   (4,021)       4,021

Shares of common stock issued per
  purchase of available for sale securities        45,134        45      112,790                                           112,835

Unrealized loss on available for sale
  securities                                                                                (112,835)                     (112,835)

Net loss for the year ended April 30, 2000                                                               (4,269,683)    (4,269,683)
                                               ----------  --------   ----------   -----------------    -----------    -----------

Balance at April 30, 2000                       8,730,919  $  8,730   $8,113,569            (112,835)   $(7,246,844)   $   762,620
                                               ==========  ========   ==========   =================    ===========    ============

See accompanying independent auditors' report and notes to financial statements.


                       SOUTHERN STATES POWER COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                             Year ended          Year ended
                                                           April 30, 2000      April 30, 1999
                                                           --------------      --------------
Cash flows provided by (used for) operating activities:
  Net loss                                                 $   (4,269,683)     $   (2,977,161)
                                                           --------------      --------------

  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
      Depreciation                                                  1,789                   -
      Amortization of goodwill                                    466,000             370,000
      Stocks issued in exchange for services                    1,329,532             825,250
      Bad debts                                                    95,396                   -
      Valuation allowance for investment in GAMM projects       1,700,000                   -
      Loss on abandonment of property and equipment                32,000                   -
      Write off of organization costs                                   -              10,000

  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                         (32,079)                  -
      Prepaid expenses                                                375                (375)
      Other receivables                                           (15,974)                  -
      Notes receivable, NOPEC Corporation                        (250,000)                  -
      Notes receivable, related parties                           (26,314)                  -

    Increase (decrease) in liabilities -
      accounts payable and accrued expenses                        59,461               17,439
                                                           --------------      ---------------

          Total adjustments                                     3,360,187            1,222,314
                                                           --------------      ---------------

          Net cash used for operating activities                 (909,496)          (1,754,847)
                                                           --------------      ---------------

Cash flows used for investing activities -
  acquisition of property and equipment                           (11,257)                 (32,000)
                                                           --------------           --------------

Cash flows provided by financing activities:
  Proceeds from issuance of common stock                                -                1,837,000
  Proceeds from private placement                                 275,010                        -
  Proceeds from exercise of options                               563,590                        -
  Common stock subscribed                                          33,000                        -
                                                           --------------           --------------

          Net cash provided by financing activities               871,600                1,837,000
                                                           --------------           --------------

Net increase (decrease) in cash                                   (49,153)                  50,153
Cash, beginning of year                                            50,153                        -
                                                           --------------           --------------

Cash, end of year                                          $        1,000           $       50,153
                                                           ==============           ==============

See accompanying independent auditors' report and notes to financial statements.


                                                                               6



                       SOUTHERN STATES POWER COMPANY, INC.

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                             Year ended          Year ended
                                                           April 30, 2000      April 30, 1999
                                                           --------------      --------------
Supplemental disclosure of cash flow information -
    income taxes paid                                      $        2,881
                                                           ==============

Supplemental disclosure of non-cash investing and
  financing activities:
    Issuance of common stock in exchange for services      $    1,329,532      $      825,250
                                                           ==============      ==============
    Issuance of common stock during business combination   $            -      $    1,400,000
                                                           ==============      ==============
    Issuance of common stock for investment in
      GAMM projects                                        $    1,700,000      $            -
                                                           ==============      ==============
    Issuance of common stock for purchase of available for
      sale securities                                      $      112,835      $            -
                                                           ==============      ==============
    Direct payments made by OceanAir Environmental, LLC
      to NOPEC Corporation on behalf of the Company        $      375,000      $            -
                                                           ==============      ==============




See accompanying independent auditors' report and notes to financial statements.

                       SOUTHERN STATES POWER COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                            YEAR ENDED APRIL 30, 2000

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

                       SOUTHERN STATES POWER COMPANY, INC.

                            YEAR ENDED APRIL 30, 2000




(1)      Summary of Significant Accounting Policies, Continued:

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

         Cash:

                  Equivalents
                  -----------
                  For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

                  Concentration
                  -------------
                  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

                            YEAR ENDED APRIL 30, 2000

(1)      Summary of Significant Accounting Policies, Continued:

         Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, Continued:

                  During the two years ended April 30, 2000, the Company recorded aggregate losses of approximately $1,200,000, related to its Otay Mesa, Mexico joint venture. The Company had entered into a joint venture with a subsidiary of B.A.T. International, Inc., a founding shareholder, providing cash investments for the development of an electric vehicle and fuel efficient manufacturing plant. Due to operating difficulties, the plant ceased operations in early 1999, and all investments were written off to expense. The Company believes that it can utilize the experience gained with the Otay Mesa plant, to re-establish facilities at the former Norton Air Force Base in San Bernardino, California.

                  In May of 1999, the Company issued approximately 485,447 shares in exchange for lease rights to thirty-five stripper wells, including three miles of new gas pipeline and refurbished storage, separation and oil facilities on 135 acres of land in Louisiana. The investment was recorded at cost, measured by the trading value of common shares at the date of acquisition.

                  Subsequently, based on information obtained from independent sources on the "swabbing" technique of gas and oil production, management concluded that an impairment existed. The "swabbing" technique is in its experimental stages and based on preliminary engineering reports, modifications and perfection of this technique would be expensive. Accordingly, the Company's management has recorded a valuation allowance of $1,700,000 related to the GAMM Project.

                  On September 25, 1998, the Company entered into a joint venture with ANUVU, Inc., Rancho Cordova, California to commercialize the technology for fuel cells. The joint venture was formed with a cash contribution of $200,000 for a 50% non-controlling interest in the joint venture by the Company and technology contributed by ANUVU. Net profits and losses were to be shared equally between the Company and ANUVU.

                  Included in research and development expense in the accompanying statement of operations for the year ended April 30, 1999 is approximately $326,000, including the $200,000 conveyed to ANUVU and approximately $126,000 relating to an unrelated new project in Culiacan, Mexico.

                  During  fiscal  2000,  the  joint  venture   discontinued  its
                  activities and the Company does not expect distribution of profits in the future.

         Other Comprehensive Income (Loss):

                  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption had no impact on the Company's net loss. SFAS 130 requires unrealized gains or losses on the Company's available for sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive loss. Other comprehensive loss amounted to $112,835 for the year ended April 30, 2000.

See accompanying independent auditors' report.

                       SOUTHERN STATES POWER COMPANY, INC.

                            YEAR ENDED APRIL 30, 2000

(1)      Summary of Significant Accounting Policies, Continued:

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

                  As of April 30, 2000, the Company had net federal operating loss carryforwards totaling approximately $4,800,000, expiring through 2019. Deferred tax assets resulting from the net operating losses are reduced in full by a valuation allowance.

         Major Customer:

                  During May 1999, the Company entered into an agreement with an Arizona school district bus service to provide OxyG B-60 bio-diesel fuel for all buses in Deer Valley School District. During the year ended April 30, 2000, substantially all of the revenues were generated from Deer Valley School District.

         Net Loss Per Share:

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

         New Accounting Pronouncements:

                  The Financial Accounting Standards Board has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal quarters beginning after June 15, 2000. Management believes that due to its limited use of derivative instruments, the adoption of this pronouncement will not have a material effect.

See accompanying independent auditors' report.

                       SOUTHERN STATES POWER COMPANY, INC.

                            YEAR ENDED APRIL 30, 2000




(2)      Property and Equipment:

         A summary is as follows:

               Leasehold improvements                       $        6,468
               Machinery and equipment                               4,789
                                                            --------------

                                                                    11,257
               Less accumulated depreciation                         1,789
                                                            --------------

                                                            $        9,468
                                                            ==============

(3)      Goodwill:

         A summary is as follows:

               Goodwill                                     $    1,400,000
               Less accumulated amortization                       836,000
                                                            --------------

                                                            $      564,000
                                                            ==============

               Amortization expense amounted to $466,000 and $370,000 for the years ended April 30, 2000 and 1999, respectively.


(4)      Notes Receivable, Related Parties and Others:

         The notes to related parties bear no interest and are due on demand. Management believes that the amounts will not be collected within a year.

         The notes from NOPEC Corporation ("NOPEC") bear interest at 10% per annum and are due on September 30, 2001. Pursuant to the terms of the agreement, the Company intends to acquire NOPEC and will advance NOPEC a total of $1,500,000 through September 30, 2001, which amount will be applied to the purchase price.

         Subsequent to April 30, 2000, the Company advanced an additional $65,000 to NOPEC. Payments were made from OceanAir Environmental, LLC ("OceanAir") directly to NOPEC on behalf of the Company (see Note 5).


(5)      Notes Payable, OceanAir Environmental, LLC:

         The notes bear interest at 8-1/2% per annum, are due on demand and are secured up to $500,000 by the notes receivable from NOPEC.

See accompanying independent auditors' report.

                       SOUTHERN STATES POWER COMPANY, INC.

                            YEAR ENDED APRIL 30, 2000




(6)      Stockholders' Equity:

         During January 2000, the Company sold 215,281 shares of its common stock for approximately $275,000 through a private placement offering with exemption from registration under Regulation D of the Securities Act of 1933.

         During the year ended April 30, 2000, The Hemisphere Group exercised 544,500 options at approximately $1.00 each. Subsequent to April 30, 2000, the Hemisphere Group exercised an additional 58,000 options for gross proceeds of $58,000.

         During August 1999, the Company issued 45,134 shares for an 8% interest in two oil and gas exploration ventures, which investments were valued at the trading price of the Company's shares at date of acquisition.

         During the year ended April 30, 2000, the Company issued 519,057 shares of its restricted common stock to various individuals in exchange for services which were recorded at the fair value of the shares at date of issuance. Compensation expense resulting from these issuances amounted to $1,329,532.

         In May of 1999, the Company issued approximately 485,447 shares in exchange for lease rights to thirty-five stripper wells, including three miles of new gas pipeline and refurbished storage, separation and oil facilities on 135 acres of land in Louisiana. The investment was recorded at cost, measured by the trading value of common shares at the date of acquisition.

         At  inception,  the  Company  had  issued  5,000,000  shares  to B.A.T.
         International, Inc. in exchange for exclusive worldwide rights to utilize the B.A.T. Dolphin Pulse Charge Technology for uses in the power generation and natural gas pumping application. During fiscal 2000 issues had arisen with respect to the feasibility of this technology and B.A.T. agreed to convey 4,020,800 of these shares to the treasury, which shares were then cancelled. Inasmuch as there was no cost basis at inception to the transfers of the technology or oil and gas rights, no amounts were recorded in the accompanying financial statements.


(7)      Stock Options:

         During March 1998, the Company raised $1,000,000 through the issuance of 1,000,000 shares of its common stock to The Hemisphere Group. An option to purchase an additional 1,500,000 shares of the Company's common stock were also granted, with an exercise price of $1.00 each which equaled fair value at the date of grant, and expires in March 2001 (after an extension of 1 year).

         During March 2000, the Company granted 310,000 options to OceanAir to purchase 310,000 shares of restricted common stock at an exercise price of $2.00 per share which equaled fair value at the date of grant.


See accompanying independent auditors' report.

                       SOUTHERN STATES POWER COMPANY, INC.

                            YEAR ENDED APRIL 30, 2000




(7)      Stock Options, Continued:

         The number and weighted average exercise prices of options granted for the years ended April 30, 2000 and 1999 are as follows:

                                                       2000                1999
                                                -----------------   -------------------
                                                                               Average                           Average
                                                                               Exercise                          Exercise
                                                  Number    Price     Number    Price
                                                ---------   -----   ---------   -----
         Outstanding at beginning of the year   1,050,000   $1.00   1,500,000   $1.00
         Granted during the year                  310,000    2.00           -       -
         Outstanding at end of the year           803,000    1.37   1,050,000    1.00
         Exercisable at end of the year           803,000    1.37   1,050,000    1.00
         Exercised during the year                557,000    1.02     425,000    1.00
         Cancelled during the year                      -       -      25,000    1.00

(8)      Commitments:

         Rent

         The Company leases its office space in Shreveport, Louisiana on a monthly basis. The Company also leases on a month-to-month basis a manufacturing plant in San Bernardino, California.

         Rent expense under all leases amounted to $20,400 and $3,250 for the years ended April 30, 2000 and 1999, respectively.

         Land Purchase Agreement

         During July 1999, the Company entered into an agreement to purchase 90 acres of land in the City of Rialto and State of California Recycle Market Development Zone. The total purchase price of approximately $4,700,000 consists of $2,050,000 in future cash payments and $2,650,000 in common stock issuance to be distributed over 18 months. The Company planned to use this site for multiple environmental energy projects including production of biofuels from recycled vegetable oils and electric power generation from waste products. During fiscal 2000, the Company recorded an expense of $50,000 related to this land purchase agreement since management does not plan to acquire this property.




See accompanying independent auditors' report.

                       SOUTHERN STATES POWER COMPANY, INC.

                            YEAR ENDED APRIL 30, 2000




(8)      Commitments, Continued:

         Purchase of 51% Interest in NOPEC Corporation

         During fiscal 2000, the Company agreed to acquire a 51% interest in NOPEC Corporation, a Lakeland, Florida based state of the art facility for processing bio-diesel fuel. The purchase price is $11,500,000, of which $1,500,000 is in cash and the balance in the Company's common stock. As April 30, 2000, the Company has paid $625,000 of the cash obligation, which is characterized as secured notes receivable in the accompanying balance sheet. Upon payment of the balance ($65,000 of which was paid subsequent to year end), the company will issue its stock, offset the notes against the purchase price, and receive its 51% interest in NOPEC. If the Company is unable to fulfill its remaining obligation for the cash portion of the purchase price, it will be required to foreclose its security interests on the notes, as NOPEC does not have sufficient cash flows for repayment.

         Exclusive Distribution

         During the year ended April 30, 2000, the Company entered into five one-year agreements through assignment with NOPEC, a Florida Corporation, to process, market and exclusively distribute up to four million gallons of bio-diesel fuel in Arizona, California, Louisiana, New Mexico, Nevada, Texas, Utah and Mexico. Pursuant to this agreement, the Company will pay NOPEC a fixed price per pound of "yellow grease" processed during the initial one-year period and the volume and price will be renegotiated for each succeeding one-year term, thereafter. The Company plans to sell its bio-diesel fuel in the industrial markets in the above mentioned states and Mexico. During the year ended April 30, 2000, the Company purchased $82,903 (100%) of its bio-diesel product from NOPEC. The Company owed approximately $28,000 as of April 30, 2000 to NOPEC.




See accompanying independent auditors' report.

                                                                              15