Form 10QSB
period 2000-07-31
SOUTHERN STATES POWER CO INC
filed 2000-10-13
CIK 1042482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: July 31, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of the latest practicable date, July 31, 2000, was 8,768,419 shares.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS.

                  The unaudited financial statements for the three-month period ended July 31, 2000, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

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

Revenues
--------

                  The Company generated revenues of $4,531 from operations during the three-month period ended July 31, 2000, as compared to $0 in the three- month period ended July 31, 1999. Cost of revenues were $0 for the three month period ended July 31, 2000 as compared to $0 for the same period in 1999.

                  Operating expenses were $868,828 for the three-month period ended July 31, 2000, as compared to $263,426 for the same period in 1999, an increase of $605,402. Most of this increase can be attributed to the NOPEC investment. Funding to NOPEC has ceased even though SSPC has attempted to perform under the terms of the agreement. NOPEC's management has also ceased communication with the Company, making reconciliation or performance difficult. As such, even though the Company is considering legal action, Management has taken the position that the receivable may not be realizable and an allowance for the receivable has been booked.

                  The net loss for the Company for the three-month period ended July 31, 2000 was ($854,922) as compared to a net loss of ($263,324) for the comparable period in 1999.

Plan of Operation
-----------------

                  During the first quarter of fiscal year 2001 the Company continued to focus on developing its alternative fuel division. The management of the Company has identified that division as the most promising and as such is committed to concentrating personnel and resources on that division until such time as the Company has become a substantial participant in the burgeoning alternative fuels market.

                  The Company has amended its existing joint venture agreement with Anuvu, Inc. to develop and market fuel cells. The entity known as Global Fuel Cell Corporation was formed as a fifty/fifty joint venture between the two companies with SSPC providing funding for Anuvu to complete its research and development. No products have been introduced to the market as of this date and Company management entered into an Agreement with Anuvu whereby investment capital will be returned to the Company along with other valuable consideration. The Company will also be awarded a membership position on the management board of the joint venture entity, and will be licensed to further develop a portion of the fuel cell technology.

                  In the area of environmentally safe waste remediation processes, the Company has developed a conceptual project model for what has been named an "Eco-Energy Park." The model is based on the principles of natural ecosystems. In a natural ecosystem, the by- products of each plant and creature provide essential materials for other members in the system. This same model can work for an ecoenergy park. One company's waste might be useful for another company or municipality in the park. For example, the waste and biosolids collected by a municipality's water treatment plant could be processed by another participant and turned into an energy-generating product. Another participant could locate in the park and become a consumer of that product in turn creating by-products that would be of use by another participant. The EcoEnergy Park identifies and builds on the linkages between firms in the system to coordinate the flows of energy and materials for maximum efficiency.
Resources and processes can be shared, such as refrigerated warehousing, recycling/reclamation equipment, and heating and cooling systems. Joint purchasing and sales of common products is more efficient and cost effective. Transportation of goods and products becomes less expensive. In some cases, the participants could share employees and consulting costs could be spread over several budgets. In addition to saving time and money for the companies involved, all of the above possibilities radically reduce the impact of industry on the local environment.

ITEM 3.           Liquidity and Capital Resources

                  Net cash used for operating activities for the three months ended July 31, 2000 was $88,200 compared with $214,766 for the same period during 1999. The change is attributed to provisions for doubtful accounts not present over the same period last year.

                  The Company's investing activities for the three months ended July 31, 2000 provided cash of $17,900 compared with ($1,606) for the same period last year. The increase is due to a loan made to the Company by a related party. The Company also allowed OceanAir Environmental, LLC to make a direct payment to NOPEC Corporation of $50,000, for which 25,000 shares of common stock in the Company were issued to OceanAir.

                  The Company's financing activities are limited to private placements of the Company's common stock pursuant to option agreements. For the three month period ended July 31, 2000, the company received $70,300 from the Hemisphere Group pursuant to an option agreement. This compares to $240,000 for the same period in 1999. The difference is attributed to the individual option holders' decisions whether to exercise their options. All proceeds derived from the option placements were used for operating expenses.

                  At present the Company has no committed lines of credit.

                  Cash and cash equivalents at present are $1,000. The Company anticipates that future cash flow from operations plus funds derived from the private placement of common stock pursuant to option agreements will be adequate to support the cash requirements of the Company.

                  The Company's common stock trades on the OTC Bulletin Board under the symbol "SSPC." The Company's securities have been moderately traded during this reporting period.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                  On November 30, 1999,  the Company was named as a defendant in a civil action filed in the Superior Court of the State of California, County of San Diego, Central Judicial District in a case captioned Emerson Nichols, an individual, versus B.A.T. International, a Utah corporation, and other named defendants. The case number is GIC 739485. The plaintiff asserted claims for breach of contract, fraud, unfair business practices and alter ego liability arising out of a contractual relationship he had with defendant BAT International, a former shareholder of the Company. The Company responded to the complaint with a demurrer alleging that there is no cause of action for the plaintiff against the Company. The demurrer was sustained and the plaintiff filed an amended complaint. The Company responded with a general denial to the claims and the matter was settled in July with no liability or exposure to the Company.

                  In May 1999, the Company was named as a defendant in Norman F. Alvis and Team Alvis, LLC v. B.A.T. International, et al.; Case #99AS06972; Sacramento Superior Court. The suit was filed in December 1999 and was based on factors similar to the above litigation; however, in this case former SSPC President Heber C. Bishop was named as a defendant. Additionally, this plaintiff alleges that SSPC and Bishop interfered with plaintiff's dealings with the stock transfer agent when B.A.T. assigned some of its SSPC shares to plaintiff to pay a debt to plaintiff then proceeded to cancel the assignment by telling the transfer agent to hold the issuance. SSPC personnel and officers were in no way involved and SSPC personnel and officers were never aware of the transactions until the lawsuit was served on SSPC/Bishop in May 2000. The Company filed a demurrer to the claims and an amended complaint was filed prior to the hearing on the demurrer. The Company filed a general denial answer. No trial dates have been set and the case is presently in the discovery phase. Prospects for successful outcome are high and the exposure for potential loss is minimal. Plaintiff is seeking damages for breach of contract, punitive damages, attorney fees and costs.

                  On January 25, 2000, the Company had entered into an executory contract with NOPEC Corporation of Lakeland, Florida wherein loans were made by the Company to NOPEC to fund operations of NOPEC pending purchase of NOPEC by the Company. If the transaction were to be consummated, the loan payments would be applied toward the purchase agreement price. The loans were secured by promissory notes made by NOPEC. The Company has attempted to perform under the terms of the agreement, and still considers the agreement to be valid and enforceable. However, in recent weeks, it has been brought to the attention of Company management that an unidentified third party has been negotiating with NOPEC to effectuate the transfer of technology and assets from the NOPEC holdings during the pendency of the agreement. NOPEC has ceased to communicate with the Company, making reconciliation or performance difficult. As such, the Company is considering options, which may involve potential legal action to preserve the rights of the Company under the terms of the agreement.

ITEM 2.   CHANGES IN SECURITIES

                  On June 2, 2000, the Company issued 25,000 shares of stock to OceanAir Environmental pursuant to an option agreement wherein OceanAir tendered $50,000 to the Company. Also, in the first quarter the Hemisphere Group exercised an option of $70,300 at the option price of $1.00 per share and these shares have not been issued to date.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           EX-27  Financial Data Schedule

                  (b)      Reports on Form 8-K

                           The  Company did not file any reports on Form 8-K for
the three month period ended July 31, 2000.



                       SOUTHERN STATES POWER COMPANY, INC.

                          BALANCE SHEET - July 31, 2000

                                                                     Unaudited
                                                                  July 31, 2000
                                                                  -------------
                                     ASSETS:

        Current assets:
        Cash                                          $    1,000
        Accounts receivable                                4,531
        Other receivables                                 30,853
                                                      ----------

             Total current assets                                 $      36,384


        Property and equipment, net                                       8,638

        Goodwill, net                                                   447,400

        Notes receivable - NOPEC                         675,000

         Less allowance for doubtful accounts           (675,000)
                                                      ----------
                 Total notes receivable - NOPEC                               -

                                                                  -------------
                                                                  $     492,422
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities-
         Accounts payable and accrued expenses        $   38,523
         Loan payable, related party                      17,900
         Notes payable, OceanAir Environmental, LLC,
           due on demand                                 375,000
                                                      ----------
                                                                  $     431,423

        Common stock subscribed                                         103,300

        Stockholders' deficiency:
        Common stock; $0.001 par value, 50,000,000
          shares authorized, 8,768,419 shares issued
          and outstanding                                  8,768
        Additional paid-in capital                     8,163,531
        Accumulated deficit                           (8,101,766)
        Accumulated other comprehensive loss            (112,834)
                                                      ----------
             Total stockholders' equity                                 (42,301)
                                                                     ----------
                                                                     $  492,422
                                                                     ==========




                       SOUTHERN STATES POWER COMPANY, INC.

                            STATEMENTS OF OPERATIONS


                                              For the three For the three
                                               months ended  months ended
                                                   July          July
                                                 31, 2000      31, 1999
                                                (Unaudited)   (Unaudited)
                                               -----------   -----------
Revenues                                       $     4,531   $         -

Cost of Revenues                                         -             -
                                               -----------   -----------
Gross profit                                         4,531             -

Operating expenses:
  Research and development                               -        26,200
  Provision for doubtful accounts                  675,000             -
  Consulting fees                                   30,642        24,618
  Loss on investment in joint
    venture in Mexico
    with related party                                   -        13,680
  General and administrative
    expenses                                       163,186       198,928
                                               -----------   -----------
                                                   868,828       263,426
                                               -----------   -----------
Loss from operations                              (864,297)     (263,426)

Interest and dividend income                        16,875           102
Interest expense                                    (7,500)            -
                                               -----------   -----------
                                                     9,375           102
                                               -----------   -----------
Net loss                                       $  (854,922)  $  (263,324)
                                               ===========   ===========
Net loss per share -
  basic and diluted                            $     (0.10)  $     (0.02)
                                               ===========   ===========

Weighted average number
  of shares outstanding -
  basic and diluted                              8,755,919    11,494,449
                                               ===========   ===========




                          SOUTHERN STATES POWER COMPANY

                            STATEMENTS OF CASH FLOWS

                                               For the three For the three
                                               months ended  months ended
                                                   July          July
                                                 31, 2000      31, 1999
                                                (Unaudited)   (Unaudited)
                                                -----------   -----------
Cash flows provided by (used for)
 operating activities:

  Net loss                                      $  (854,922)  $  (263,324)
                                                -----------   -----------
Adjustments  to reconcile  net income
 (loss) to net cash provided by (used for)
 operating activities:
  Depreciation                                          831             -
  Amortization of goodwill                          116,600       116,667
  Provision for doubtful accounts                   675,000             -

Changes in assets and liabilities:
(Increase) decrease in assets:
  Accounts receivable                                27,549             -
  Prepaid expenses                                        -       (11,147)
  Other receivables                                 (14,880)      (50,000)
  Notes receivable, NOPEC Corporation                     -             -

(Increase) decrease in assets:
  accounts payable and accrued expenses             (38,378)       (6,962)
                                                -----------   -----------
   Total adjustments                                766,722        48,558
                                                -----------   -----------
    Net cash used for operating activities          (88,200)     (214,766)

Cash flows provided by (used for)
 investing activities:
  Acquisitiion of property and equipment                  -        (1,606)
  Loan payable, related party                        17,900             -
                                                -----------   -----------
    Net cash provided by (used for)
      investing activities                           17,900        (1,606)
                                                -----------   -----------
Cash flows provided by (used for)
 financing activities:
  Proceeds from issuance of common stocks                 -       240,000
  Common stock subscribed                            70,300             -
                                                -----------   -----------
    Net cash provided by financing activities        70,300       240,000
                                                -----------   -----------
Net increase (decrease) in cash                           -        23,628
Cash, beginning of year                               1,000      (775,097)
                                                -----------   -----------
Cash, end of year                               $     1,000   $  (751,469)
                                                ===========   ===========
Supplemental disclosure of non-cash
 investing and financing activities:
  Issuance of common stock for
   investment in GAMM projects                  $         -   $ 1,700,000
                                                ===========   ===========
  Direct payment made by OceanAir
   Environmental, LLC to NOPEC Corporation
   on behalf of the Company. OceanAir
   received shares of common stock from the
   Company for this payment                     $    50,000   $         -
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

                                       Southern States Power Company, Inc.
                                       (Registrant)

                                       Date: October 13, 2000

                                       S/Lawrence W. Taggart
                                       -----------------------------------
                                       Lawrence W. Taggart, President