Form 10QSB
period 2000-10-31
SOUTHERN STATES POWER CO INC
filed 2000-12-15
CIK 1042482

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                             Quarterly Report Under

                       The Securities Exchange Act of 1934

                     For the Quarter ended October 31, 2000
                                           --------------------

                         Commission file number 0-29356
                  ------------------------------------------------


                       Southern States Power Company, Inc.
     -------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                  Delaware                            33-0312389
       -----------------------------------      ---------------------
       (State or other Jurisdiction of           (I.R.S. Employer
       incorporation or organization)            Identification No.)

                       3400 Inland Empire Blvd, Suite 101
                                Ontario, CA 91764
    -------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's Telephone Number, Including Area Code: (909) 476-3575
                                                        ---------------------

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

                                  Common Stock
    -------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---     ---


The number of shares outstanding of the issuer's Common Stock as of October 31, 2000 was 8,871,719. Of that amount 2,148,291 were free trading.

                                     Part I

ITEM 1.  FINANCIAL STATEMENTS.

         The unaudited financial statements for the six and three-month period ended October 31, 2000, are attached.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

         The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein and its Form 10-KSB as filed on August 7, 2000. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward look statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

Revenues
--------

         For the three and six months ended October 31, 2000 the Company generated revenues in the amount of $5,760 and $10,291, respectively, from operations as compared with $13,800 and $13,800 for the same periods ended October 31, 1999. Cost of revenues for the three and six months ended October 31, 2000 was $7,481 and $7,481, respectively, as compared to $11,597 and $11,597 for the same periods in 1999. Accordingly, the company incurred a profit/(loss) from revenues of ($1,721) and $2,810 during the three and six month period ended October 31, 2000, respectively. The Company plans to start generating significant revenues by the second quarter of 2001.

General and Administrative
--------------------------

         Operating expenses were $323,129 for the three months ended October 31, 2000, as compared to $314,394 for the same period a year ago. Operating expenses were $1,241,957 for the six months ended October 31, 2000, as compared to $577,820 for the same period a year ago. The significant increase is due to the provision for a doubtful receivable in the amount of $675,000 during the first quarter. The Company also incurred research and development expense of $50,000 during the quarter ended October 31, 2000.

Other Income
------------

         The Company received a one-time non-refundable settlement agreement income of $250,000 arising from an agreement entered into in 1998. See ANUVU related comments in Plan of Operations.

Interest Expense
----------------

         Interest expense for the three and six months ended October 31, 2000 amounted to $7,500 and $15,000 as compared to no interest expense for the same period in the prior year.

Net Loss
--------

         Net loss for the three and six months ended October 31, 2000 amounted to $97,458 and $1,002,380 as compared to $311,430 and $574,754 for the same periods in the prior year, respectively.

The Company
-----------

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

Plan of Operations
------------------

         The  Company  is  still  focused   primarily  on  the  development  and
distribution of Biofuels which assist consumers in qualifying under various alternative fuels programs mandated by local, County, State and Federal authorities. These alternative fuels contribute substantially to the reduction in undesirable particulate and pollutants which are generated from stationary diesel engines (generators) and mobile vehicles powered by diesel engines. Other interests of the Company have been placed in abeyance, as all efforts have been focused on this opportunity within the fuels industry. Notwithstanding these efforts, the Company still has a peripheral interest in the waste recycling business, as it relates both to the environmental issues surrounding the benefits of recycling and to the source of feedstocks derived from recycled grease and spent oils.

         The company is continuing to look at opportunities regarding alternative fuels which can be provided to customers to reduce fuel costs related to power generation, and to improved methods for recycling of certain spent products. Additionally, the Company is investigating the possibility of using ethanol and ethanol based products for consumer use.

         ANUVU Transaction: In mid September, 2000 ANUVU Incorporated completed a purchase transaction of all of the interest owned by SSPC in and to certain fuel cell technology which was previously owned half by each of the parties. The consideration paid for SSPC's interest in this technology was $300,000 less 10% paid as a commission to the party who initiated this transaction. As additional consideration, ANUVU entered into a licensing agreement which provides in part that SSPC shall have the exclusive right to build and sell fuel cell modules under one kilowatt for a period of three years. Additionally, SSPC is to be provided with a document describing how to make a Membrane Electrode Assembly ("MEA") and instructed on the procedures to make this product.

         The Company has further assigned it's rights as granted and conveyed by ANUVU to Dolphin Automotive Industries Corporation, a Mexican corporation in exchange for the following consideration: a royalty granted to SSPC equal to 3% of all gross revenues received from the marketing, sale and/or sublicensing of the fuel cell technology which was licensed.

         As additional consideration, SSPC paid to Dolphin Automotive the sum of $50,000 to repay and reimburse Dolphin Automotive for the monies and other consideration contributed by Dolphin when the fuel cell technology was initially discovered and for its assistance in helping SSPC to acquire this technology initially.

         Millennium Fuels: Effective September 11, 2000 the Company entered into a Licensing Agreement with Millennium Fuels USA, a Texas limited liability company. The purpose of this licensing agreement was to grant Millennium Fuels the authority to develop a blended fuel addition utilizing the Biodiesel product developed and produced by SSPC and the ethanol product developed by Millennium.

This Licensing Agreement provides, among other things, that if 25% or more of the blended fuel combination is comprised of Biodiesel, then the blended and resulting fuel is to be considered as property of SSPC. Subsequent to October 31, 2000, the Memorandum of Understanding executed with Millennium Fuels has not been satisfied nor fulfilled, and the parties have agreed to terminate and rescind all understandings and agreements between the two companies. By the terms of the Memorandum of Understanding, the Licensing Agreement between the two companies with respect to the White Lightning enhanced fuel product is likewise terminated.

         The Licensing Agreement also provides for a 3% royalty to be paid to SSPC derived from all revenues generated from the sale or further licensing of the new combined product. The Agreement also provides that the Licensing Agreement is to be terminated upon the abandonment of a transaction between Millennium and SSPC commonly referred to and contained in a Memorandum of Understanding.

         The Memorandum of Understanding outlines the basic purposes and goals of the two corporations in an attempt to merge Millennium into SSPC, thereby increasing the effectiveness of the two companies. This document was signed and executed on October 15, 2000 and contemplates the merger of the Millennium related entities into SSPC. However, before a final, definitive Agreement is to be drafted and executed between the parties, the parties have been in the process of conducting a due diligence investigation of the financial records and reports, and corporate records, which will assist in making a determination of the feasibility of transacting such a merger.

Significant Event:
------------------

         On August 4, 2000 a bill acknowledging the benefits of using Biodiesel as an alternative fuel in diesel engines was signed into law by Governor Jane Hull in Arizona. SSPC was instrumental in getting this bill passed in Arizona, as it has a significant contract with the Deer Valley School District outside Phoenix, and has been actively promoting the benefits and use of Biodiesel in this State since last year. SSPC was represented at the signing ceremony with the Governor at this momentous event.

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

         In addition, the Company plans to construct its own facilities. Proposed locations include Phoenix, Arizona and Riverside, California. The Phoenix location is warranted by the strong potential for extraordinary growth in demand for biodiesel in that metropolitan area. Heavy pollution problems and an environmentally conscious public are creating a market for the Company's Oxy-GB 60 biodiesel fuel. The Company's first customer in the biodiesel market was the Deer Valley Unified School District, the largest in Phoenix. The Company continues to supply biodiesel to DVUSD and has recently submitted bids to other school districts in the Phoenix area. The Interstate Clean Transportation Corridor includes Arizona (along with California, Nevada and Utah) so the Phoenix location is ideal. The Riverside location is warranted by the strict regulatory requirements extant in Southern California. The Company has an option to purchase a 90-acre tract in the Agua Mansa development, which is reserved for environmental development companies. An EcoEnergy Park is planned for this location, as well. Production from this proposed facility could supply California and Nevada customers.

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

Technology Protection Policy and Disclaimers:

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

Confidentiality Policy and Disclaimers:

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

ITEM 3.   LIQUIDITY AND CAPITAL RESOURCES

            Net cash used for operating activities for the six months ended October 31, 2000 was $79,294 compared with $394,326 for the same period during 1999. The change is attributed to provisions for doubtful accounts not present over the same period last year.

            The Company's investing activities for the six months ended October 31, 2000 provided cash of $14,015 compared with ($4,483) for the same period last year. The increase is due to a loan made to the Company by a related party.

            The Company's financing activities are limited to private placements of the Company's common stock pursuant to option agreements. For the six months ended October 31, 2000, the Company received $70,300 from the Hemisphere Group pursuant to an option agreement. This compares to $349,000 for the same period in 1999. The difference is attributed to the individual option holders' decisions whether to exercise their options. All proceeds derived from the option placements were used for operating expenses.

            At present the Company has no committed lines of credit.

            Cash and cash equivalents at present are $6,021.

            The Company anticipates that future cash flow from operations plus funds derived from the private placement of common stock pursuant to option agreements will be adequate to support the cash requirements of the Company. The Company anticipates that it will require additional capital contributions to fund its operations during the Year 2001. The Company intends to seek investors or go to the original group of investors for additional capital for continued operations. In addition, the Company will seek institutional type investors as a source of funding and growing the business. In the event the Company does not attract such capital, and is unable to generate revenues sufficient to support its expenses, then the Company would be required to eventually curtail or even cease operations. The Company's substantial financial losses since its inception have raised a substantial doubt with the Company's auditors as to the Company's ability to continue as a going concern.

            The Company's common stock trades on the OTC Bulletin Board under the symbol "SSPC." The Company's securities have been moderately traded during this reporting period.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Alvis v. SSPC et al: Norman Alvis filed a Complaint in Superior Court against the Company and other defendants for Breach of Contract, Breach of Fiduciary Obligation and other causes of action. This Complaint was filed on December 21, 1999 in the Superior Court of Sacramento. One of the defendants, B.A.T. International, Inc. filed a parallel lawsuit in Utah, and as a result, restricted any trading of SSPC shares which were previously owned by BAT and subsequently transferred to Norman Alvis.

         The parties to the two pending lawsuits entered into and executed a Settlement and Mutual Release Agreement on September 14, 2000 whereby the suits were dismissed as to all defendants, including SSPC, and Plaintiff Alvis agreed to return all of the shares of SSPC he received from B.A.T., with the exception of 150,000 shares of common stock which were to be released from any further restriction on transfer.

         The result of this Settlement, other than release from the pending lawsuit, was to reduce the number of shares owned and held by Norman Alvis from 630,000 to 150,000 thereby retiring the shares and returning them to treasury stock of the Company. Additionally, another related party, Gene Bunnell, agreed to return all but 45,000 shares of SSPC stock owned by him, which totaled 90,000 shares at the time of the Agreement.

         As part of the Agreement, SSPC has been granted an option to repurchase the remaining shares owned by Alvis and Bunnell according to a specified schedule, and for the exercise price of $1.00 per share. As of the end of the reporting period, no options have been exercised nor shares of stock repurchased.

         Nichols v. B.A.T. et al: Emerson Nichols commenced an action in the San Diego Superior Court on November 30, 1999 naming Southern States Power Company ("SSPC"), among others, as defendants. The Complaint primarily alleged breach of contract arising out of an employment agreement between Nichols and B.A.T.

         After some discovery, the parties finally agreed to enter into a Settlement Agreement and Broad-Form Mutual Release which was executed on or about August 15, 2000. The result of this Settlement Agreement is a mutual release and dismissal by all parties. No monetary consideration was required to be paid by SSPC.

         NOPEC Corporation: After careful review of the circumstances surrounding the lack of cooperation and failure to communicate exhibited by NOPEC Corporation in Lakeland, Florida, SSPC has determined that it would be in it's best interest to retain the services of counsel to seek redress for alleged tortious interference caused by OceanAir Environmental, LLC.

         OceanAir had been hired as an independent contractor to SSPC earlier in the year, and accompanied SSPC to Lakeland, Florida on several occasions to assist in evaluating the operations and feasibility of the NOPEC plant facility to produce Biodiesel for and on behalf of SSPC. In the latter part of June, 2000 SSPC temporarily suspended funding NOPEC under the terms of a Loan and Merger Agreement to allow time to reassess the financial and operational strategies involved in combining the two companies.

         During the brief hiatus in July, and unbeknownst to SSPC at the time, OceanAir Environmental circumvented SSPC to conduct it's own negotiations to acquire the NOPEC facility, and interfered materially with the Agreement which existed between NOPEC and SSPC.

         SSPC has determined that it has been irreparably harmed by the acts and alleged tortious interference of OceanAir Environmental, Inc. and is in the process of seeking counsel to proceed with litigation to seek redress for the serious harm and injury incurred by the Company. Subsequent to October 31, 2000, the Company, OceanAir Environmental LLC and NOPEC Corporation have entered into and executed a Mutual Release and Settlement Agreement effective November 20, 2000 settling all potential claims that may involve SSPC, NOPEC and OceanAir Environmental, LLC.

         WJMK, Inc.: A letter has been received by the Company from the counsel representing WJMK, Inc. demanding payment of $14,500 as a pre-production scheduling fee for a 3-5 minute video which would highlight the Company. Services were never expended by WJMK and benefits were never received by SSPC. Nevertheless, WJMK, a Florida based company, is alleging that this sum is owing them, and that legal action may be possible if not paid. The Company responded to this frivolous claim on October 25, 2000, denying any liability under this agreement.

         To the best of management's knowledge, there are no other material pending or threatened litigation against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

Properties:

         The Company's principal place of business is located at 3400 Inland Empire Blvd, Suite 101 , Ontario, California. This space is leased from Yeager Properties, and includes an executive suite, and a conference room. The lease is month to month with automatic reconduction absent notice from either the lessor or lessee of an intent to terminate the lease.

Employees and Officers:

         The officers of the Company are Lawrence W. Taggart, President & Director, Harrison A. McCoy, III, Executive Vice-President & Director, William
O. Shaeffer, Director, and Terri L. Bush, Secretary/Treasurer. None devotes their full time to Company affairs. Generally, the officers of the Company have not been paid any regular salaries or bonuses, although the Company occasionally has authorized compensation to certain officers for services rendered and expenses personally incurred on the Company's behalf. Both Mr. McCoy and Ms. Bush have received stock in the Company as compensation for their services. The Company employs a small staff at the Ontario headquarters (receptionist, investor relations director, corporate counsel).

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

1.  The following Exhibits are filed herein:

         27.1  Financial Data Schedule

2.  Reports on Form 8-K filed:

         None



                       SOUTHERN STATES POWER COMPANY, INC.

                        BALANCE SHEET - October 31, 2000
                                   (Unaudited)


                                     ASSETS:

        Current assets:
        Cash                                            $    6,021
        Other receivables                                    8,683
                                                        ----------

             Total current assets                                   $      14,704


        Property and equipment, net of                                      7,807
          accumulated depreciation

        Goodwill, net of accumulated amortization                         330,800

        Notes receivable - NOPEC                           675,000

         Less allowance for doubtful accounts             (675,000)
                                                        ----------
                 Total notes receivable - NOPEC                                 -

                                                                    -------------
                                                                    $     353,311
                                                                    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities-
         Accounts payable and accrued expenses          $   50,756
         Loan payable, related party                        14,014
         Notes payable, OceanAir Environmental, LLC,
           due on demand                                   375,000
                                                        ----------
                                                                    $     439,770

        Stockholders' deficiency:
        Common stock; $0.001 par value, 50,000,000
          shares authorized, 8,871,719 shares issued
          and outstanding                                    8,871
        Additional paid-in capital                       8,266,728
        Accumulated deficit                             (8,249,224)
        Accumulated other comprehensive loss              (112,834)
                                                        ----------
             Total stockholders' equity                                   (86,459)
                                                                       ----------
                                                                       $  353,311
                                                                       ==========




                       SOUTHERN STATES POWER COMPANY, INC.

                            STATEMENTS OF OPERATIONS


                                   For the three  For the three  For the six  For the six
                                   months ended   months ended  months ended  months ended
                                      October       October       October       October
                                      31, 2000      31, 1999      31, 2000      31, 1999
                                    (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                    -----------   -----------   -----------   -----------
Revenues                            $     5,760   $    13,800   $    10,291   $    13,800

Cost of Revenues                          7,481        11,597         7,481        11,597
                                   -----------   -----------   -----------   -----------

Gross profit                             (1,721)        2,203         2,810         2,203

Operating expenses:
  Research and development                    -        32,577        50,000        58,777
  Provision for doubtful accounts             -             -       675,000             -
  Consulting fees                        33,514        62,776        64,156        87,394
  Loss on investment in joint
    venture in Mexico

    with related party                        -             -             -        13,680
  General and administrative

    expenses                            289,614       219,041       452,800       417,969
                                    -----------   -----------   -----------   -----------
                                        323,129       314,394     1,241,957       577,820
                                    -----------   -----------   -----------   -----------

Loss from operations                   (324,850)     (312,191)   (1,239,147)     (575,617)

Interest and dividend income            (15,108)          761         1,767           863
Interest expense                         (7,500)            -       (15,000)            -
Settlement income                       250,000             -       250,000             -
                                    -----------   -----------   -----------   -----------
                                        227,392           761       236,767           863
                                    -----------   -----------   -----------   -----------

Net loss                            $   (97,458)  $  (311,430)  $(1,002,380)  $  (574,754)
                                    ===========   ===========   ===========   ===========
Net loss per share -
  basic and diluted                 $     (0.01)  $     (0.03)  $     (0.11)  $     (0.05)
                                    ===========   ===========   ===========   ===========

Weighted average number
  of shares outstanding -
  basic and diluted                   8,805,472    12,174,393     8,780,492    11,643,018
                                    ===========   ===========   ===========   ===========



                          SOUTHERN STATES POWER COMPANY

                            STATEMENTS OF CASH FLOWS

                                               For the six   For the six
                                               months ended  months ended
                                                 October        October
                                                 31, 2000      31, 1999
                                                (Unaudited)   (Unaudited)
                                                -----------   -----------
Cash flows provided by (used for)
  operating activities:

  Net loss                                      $(1,002,380)  $  (574,754)
                                                -----------   -----------
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used for) operating activities:

  Depreciation                                        1,660        42,899
  Amortization of goodwill                          233,200       233,334
  Provision for doubtful accounts                   675,000             -

Changes in assets and liabilities:
(Increase) decrease in assets:
  Accounts receivable                                32,079        (3,800)
  Prepaid expenses                                        -       (33,161)
  Other receivables                                   7,290          (822)
  Notes receivable, NOPEC Corporation                     -       (50,000)

(Increase) decrease in liabilities:
  accounts payable and accrued expenses             (26,144)       (8,022)
                                                -----------   -----------
   Total adjustments                                923,086       180,428
                                                -----------   -----------
    Net cash used for operating activities          (79,294)     (394,326)
                                                -----------   -----------
Cash flows provided by (used for)
  investing activities:

  Acquisitiion of property and equipment                  -        (4,483)
  Loan payable, related party                        14,015             -
                                                -----------   -----------
    Net cash provided by (used for)
      investing activities                           14,015        (4,483)
                                                -----------   -----------
Cash flows provided by (used for)
  financing activities:

  Proceeds from issuance of common stocks                 -             -
  Proceeds from exercise of options                 103,300             -
  Common stock subscribed                           (33,000)      349,000
                                                -----------   -----------
    Net cash provided by financing activities        70,300       349,000
                                                -----------   -----------
Net increase (decrease) in cash                       5,021       (49,809)
Cash, beginning of year                               1,000        50,153
                                                -----------   -----------
Cash, end of year                               $     6,021   $       344
                                                ===========   ===========
Supplemental disclosure of non-cash
  investing and financing activities:

  Issuance of common stock for
   investment in GAMM projects                  $         -   $ 1,700,000
                                                ===========   ===========
  Direct payment made by OceanAir
   Environmental, LLC to NOPEC Corporation
   on behalf of the Company.  OceanAir
   received shares of common stock from the
   Company for this payment                     $    50,000   $         -
                                                ===========   ===========

                          SOUTHERN STATES POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999

(1)   Summary of Significant Accounting Policies:

Going Concern:

         The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company intends to begin recognizing significant revenue during the year 2000. Management's plans also include the sale of additional equity securities. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and will have to cease operations.

Basis of Preparation:

         The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended April 30, 2000 was filed on August 7, 2000 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ended April 30, 2001.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Southern States Power Company, Inc.
                                        (Registrant)

                                        Date:  December 15, 2000

                                        S/Lawrence W. Taggart
                                        -----------------------------------
                                        Lawrence W. Taggart, President