Form 10QSB
period 2001-01-31
SOUTHERN STATES POWER CO INC
filed 2001-03-19
CIK 1042482

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                             Quarterly Report Under
                       The Securities Exchange Act of 1934

                     For the Quarter ended January 31, 2001
                                           ----------------
                         Commission file number 0-29356
                                                -------
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

                       3400 Inland Empire Blvd, Suite 101
                                Ontario, CA 91764
                                -----------------
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's Telephone Number, Including Area Code: (909) 476-3575
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

The number of shares outstanding of the issuer's Common Stock as of January 31, 2001, was 8,871,719. Of that amount 2,315,248 were free trading.

                                     PART I

ITEM 1. Financial Statements.

     The unaudited financial statements for the three and nine-month period ended January 31, 2001, are attached.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein and audited financial statements and notes thereto included in its Form 10-KSB as filed on August 7, 2000. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward look statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

Revenues
--------

     For the three and nine months ended January 31, 2001, the Company generated revenues in the amount of $21,448 and $31,739, respectively, from operations as compared with $41,701 and $55,501 for the same periods ended January 31, 2000. Cost of revenues for the three and nine months ended January 31, 2001 was $38,952 and $46,433, respectively, as compared to $29,264 and $40,861 for the same periods in 2000. Accordingly, the company incurred a profit/(loss) from revenues of ($17,504) and ($14,694) during the three and nine month period ended January 31, 2001, respectively. The Company anticipates that it will begin to generate significant revenues from Biofuel production and sales by the end of fiscal year 2001, as it has commenced distributing and delivering Biodiesel orders under contract.

General and Administrative
--------------------------

     Operating expenses were $1,509,424 for the three months ended January 31, 2001, as compared to $1,606,921 for the comparable period in 2000. Operating expenses were $2,766,381 for the nine months ended January 31, 2001, as compared to $2,216,995 for the comparable period in 2000. The decrease during the three month period ended January 31, 2001, is due to efforts of management to reduce expenses and not having incurred research and development expenses..

Other Income
------------

     The Company entered into a one-time settlement agreement with OceanAir Environmental, Inc., and, in addition to other consideration, received a settlement in the amount of $255,250 on or about November 11, 2000.

Interest Expense
----------------

     Interest expense for the three and nine month periods ended January 31, 2001 amounted to $26,265 as compared to $35 and $0, respectively, for the comparable periods in the prior year.

Net Loss
--------

     Net loss for the three and nine month periods ended January 31, 2001, amounted to ($1,553,193) and ($2,555,573) as compared to ($1,594,519) and
($2,201,527) for the comparable periods in the prior year, respectively.

The Company
-----------

     Southern States Power Company, Inc. ("SSPC" or the "Company") was formed in March 1998 as a private Louisiana corporation to develop and market innovative energy and power technologies with a concentration on those products and services that either improve or preserve the environment on a global basis. After formation of the private company, Company Management sought out a public vehicle and completed a merger with Pascal Ventures, Inc., a public reporting company organized under the laws of the state of Delaware. The merger was consummated on July 13, 1998. Pascal Ventures, Inc. then changed its name to Southern States Power Company, Inc. and the private Louisiana corporation was dissolved. The Company then set out to execute its business plan. In October of 2000, the Company moved its principal office and headquarters to Ontario, California.

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

     The Company is continually looking at other opportunities regarding the use and availability of alternative fuels which can be utilized and provided to customers at a reduced cost per gallon, while, at the same time, preserving and improving the quality of the air we breathe. More particularly, Biofuels are seriously being considered for use in stationery generators as either primary or backup sources of electrical generation. Manufacture and production of Biodiesel is derived from virgin feedstocks, such as soybean oil, or from recycled, spent vegetable oils, such as those discarded after being used in the process of preparing french fries. In addition to converting recycled oils to produce Biodiesel and Glycerin at its plant in Coachella, California, the Company is importing for distribution and sale Biodiesel produced from soybeans, which provide pure, virgin oil.

     Licensing Agreement with Millennium Fuels, Texas: Due to the fact that Southern States Power Company elected not to proceed to complete the merger transaction contemplated in the Memorandum of Understanding with Millennium Fuels USA (MFUSA), the Licensing Agreement executed between the two parties regarding the White Lightning enhanced fuel product developed by MFUSA was terminated and rescinded by its own terms.

     The Company has completed the relocation of its corporate offices from Shreveport, Louisiana, to Ontario, California, and has established an account relationship with a major commercial bank in Southern California. Additionally, the Company established a satellite office in Phoenix, Arizona, which is managed by its Vice President-Marketing who also resides in Phoenix. Arizona has taken the lead with respect to regulatory approval of the use and acceptance of Biodiesel in this country, and the Company's major contract user is just outside the Phoenix basin.

     The Company has established an alliance with Griffin Industries of Kentucky, one of the largest and most successful rendering companies in the country. Biofuel has been purchased and shipped from Griffin to customers of Southern States Power Company by and through a major distributor in Arizona.

     Southern States Power Company has retained and engaged the services of a qualified and certified Process Engineer (PE) from the Phoenix area who has agreed to assist and plan the construction of a plant to be located in Coachella. Mr. Curtis Wright has had considerable experience in advising and managing fuel plants and systems, and is licensed to certify plants in both California and Arizona.

Significant Event:
------------------

     Possibly the most significant event occurring during the quarter covered by this report was the alliance and understanding established between Southern States Power Company and Imperial Western Products (IWP). The largest operating plant of IWP, which has as its core business the processing of contaminated cotton seed and processing of spent oils for use and blending in animal feedstocks and for other uses, is located in Coachella, adjacent to India, in the desert region of Southern California. This successful company has been working with the Company to increase its capacity to process and refine yellow grease and other oils used as a suitable feedstock from which to convert to Biodiesel, and has agreed to lease a portion of its plant facility to the Company for construction of a Biodiesel plant which will have the initial capacity of producing approximately 3 million gallons of this Biofuel annually.

     This alliance is very valuable to both companies, for IWP will be able to process and sell a greater amount of yellow grease and oils than previously processed, and Southern States Power will be able to build a plant in close proximity to its feedstock source, thereby eliminating the costs associated with shipping and transporting its basic feedstock supply. IWP has also agreed to furnish its on site resource to assist in installing and constructing the plant facility for the Company. This location is also very beneficial to the Company, for IWP has allowed the Company to use an existing, equipped laboratory for all of its chemical testing and formulation, and the Company is able to operate its plant under IWP's existing permits.

     Imperial Western Products has additional plant locations outside Phoenix, Arizona, and Fresno, California. These locations offer ideal sites to the Company for additional plants, as they will enable the Company to locate its production plant next to the feedstock source, and also close to customers of its OxyG B-60(R) Biodiesel fuel.

     State and Federal governmental agencies continue to pass laws and adopt regulations encouraging or mandating the use of alternative fuels, and the Company feels that the use of Biodiesel in diesel engines is the most reasonable alternative available, as no modifications are necessary for ground fueling equipment or a standard diesel engine to convert to the use of Biodiesel. This alternative fuel can be splash blended directly in the tank of a vehicle, and it mixes immediately with any remaining diesel in the tank. While the use of 100% of this Biofuel provides the maximum advantages as they relate to the emission of pollutants, the addition of as low as 20% Biodiesel to standard #2 diesel will result in a substantial reduction of hydrocarbons and observable particulate emitted into the air, and qualifies as an alternative fuel with the Environmental Protection Agency (EPA).

     Of particular significance are the efforts being made by governmental agencies to require the use of low sulfur diesel fuel in diesel engines. Sulfur supplies the lubricity to diesel engines, and the reduction of it in diesel fuels will mean that suppliers and distributors will have to add additives to the diesel fuels they provide and deliver to consumers. The addition of just 2% Biodiesel to low sulfur diesel is sufficient to restore and actually enhance the lubricity content of diesel fuel, and enable diesel users to burn low sulfur diesel without unnecessary concern about the negative effects to their engines. An initiative to require a minimum of 2% Biodiesel in all diesels dispensed in Minnesota is strongly backed and supported by diesel engine component manufacturers.

Protection of Proprietary Information and Trade Secrets
-------------------------------------------------------

     The Company has filed for patent protection certain claims to aspects of the technology, and has conferred with patent counsel regarding patent protection on chemical formulation and processes. The Company continues to develop and enhance the chemical reagents used to make Biodiesel, as well as the physical plant equipment and facilities needed to produce this Biofuel. Accordingly, the Company will continue to seek legal advice and assistance regarding patent and copyright protection of intellectual property it deems to be proprietary.

     There are no assurances that the patents, or the trade secrets belonging to the Company, if issued, would be held valid by a court of competent jurisdiction. To the extent the Company also relies upon unpatented trade secrets, there can be no assurance that other manufacturers and providers will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology to others.

Confidentiality Policy and Disclaimers
--------------------------------------

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

ITEM 3. Liquidity and Capital Resources

     The substantial net loss of ($2,555,573) for the nine month period ended January 31, 2001, was caused in large part by non-cash compensation paid in Common Stock of the Company in the amount of $1,798,500 for services rendered to the Company, as compared to non-cash compensation of $1,167,750 for the comparable period ended January 31, 2000.

     Net cash used for operating activities for the nine months ended January 31, 2001, was $137,782 compared with $628,912 for the comparable period during 2000. This decrease is a result of the efforts by management to reduce and streamline costs and operating expenses.

     The Company's investing activities for the nine months ended January 31, 2001, provided cash of $10,482 compared with ($261,326) for the comparable period last year as a result of a loan made to the Company by a related party.

     The Company's financing activities are limited to private placements of the Company's common stock pursuant to option agreements. For the nine months ended January 31, 2001, the Company received $160,300 from the exercise of options. This compares to $794,510 for the comparable period in 2000. The difference is attributed to the individual option holders' decisions whether or not to exercise their options. All proceeds derived from the option placements were used for operating expenses.

     At present the Company has no committed lines of credit.

     Cash and cash equivalents at present are $25,682.

     The Company anticipates that future cash flow from operations plus funds derived from the private placement of Common Stock pursuant to option agreements will be adequate to support the immediate cash requirements of the Company. However, the Company anticipates that it will require additional capital contributions to fund its operations during the next twelve months. The Company intends to seek investors or go to the original group of investors for additional capital for continued operations. In addition, the Company will seek institutional type investors as a source of funding and growth of the business. In the event the Company does not attract such capital, and is unable to generate revenues sufficient to support its expenses, then the Company would be required to eventually curtail or even cease operations. The Company's substantial financial losses since its inception have raised a substantial doubt with the Company's auditors as to the Company's ability to continue as a going concern.

     The Company's common stock trades on the OTC Bulletin Board under the symbol "SSPC." The Company's securities have been moderately traded during this reporting period.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For the period from November 1, 2000, through and including January 31, 2001, to the best of management's knowledge, there have not been nor are there any material pending or threatened litigation against the Company.

     All prior litigation for the prior reporting period was settled upon mutual agreement by all parties. After response by management to the demand by WJMK, Inc. for TV interview services, which were never performed, there has been no further communications nor attempts by WJMK to pursue monies allegedly due to them.

     On or about November 21, 2000, the Company received a payment of $255,250 as settlement in full from OceanAir Environmental, Inc. for damages incurred by the Company due to OceanAir's alleged interference with the Company's contractual relations with NOPEC Corporation in Florida. The terms of settlement provided that any obligations evidenced by Notes from NOPEC to the Company were released and transferred to OceanAir, and further, the Company released NOPEC and OceanAir from any and all other claims. In consideration of the release and transfers by the Company, OceanAir agreed to cancel and return all certificates representing shares in the Company, and canceled all options, which were granted to OceanAir. In addition to the release of all claims and return of stock, OceanAir paid a total sum of $255,250 to the Company which included amounts owing to the Company together with agreed consideration for damages allegedly incurred by the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

Properties:
-----------

     The Company's principal place of business is located at 3400 Inland Empire Blvd, Suite 101, Ontario, California. This space is leased from Yeager Properties, and includes an executive suite, and a conference room. The lease is month to month with automatic renewal absent notice from either the lessor or lessee of an intent to terminate the lease.

Employees and Officers:
-----------------------

     The officers of the Company are Lawrence W. Taggart, President, CEO and Director; Harrison A. McCoy, III, Executive Vice-President, COO and Director; and William O. Sheaffer, Vice-President, Secretary and Director. All of the officers of the Company devote their full time to Company business and affairs. Due to the uncertainty of stabilized revenues generated from the sale of the Company's products, none of the officers are paid a full-time salary, but instead receive consulting or legal fees for services provided to the Company. The Company reimburses all officers and directors for expenses incurred by them on behalf of the Company.

     Due to the fact that the corporate officers receive somewhat less than executive salaried compensation which is standard for such responsibilities, they have been granted options to purchase shares of stock in the Company at less than market rates and which is restricted in accordance with Rule 144 promulgated by the SEC, which is to be considered as additional consideration for their respective services. The Company also retains the services of a receptionist and investor relations' director at the corporate headquarters. The President and CEO of the Company, Lawrence W. Taggart, is an attorney licensed to practice law in the State of California, and as such, also performs the responsibilities of corporate, in-house counsel.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1.  The following Exhibits are filed herein:

     27       Financial Data Schedule

2.  Reports on Form 8-K filed:

     None

                       SOUTHERN STATES POWER COMPANY, INC.

                        BALANCE SHEET - January 31, 2001
                                   (Unaudited)

                                     ASSETS:

Current assets:
Cash                                            $    1,000
Accounts receivable                                 16,000
Other receivables                                    8,682
                                                ----------

             Total current assets                            $      25,682

Property and equipment, net of
  Accumulated depreciation                                           6,976

Goodwill, net                                                      214,200

                                                             -------------
                                                             $     246,859
                                                             =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities-
Accounts payable and accrued expenses           $   70,529
Loan payable, related party                         10,481
                                                ----------
                                                             $      81,010

Stockholders' deficiency:
Common stock; $0.001 par value, 50,000,000
  shares authorized, 8,871,719 shares issued
  and outstanding                                    8,878
Additional paid-in capital                      10,072,221
Accumulated deficit                             (9,802,417)
Accumulated other comprehensive loss              (112,834)
                                                ----------
             Total stockholders' equity                            165,849
                                                                ----------
                                                                $  246,859

                                                                ==========



See notes to unaudited financial statements.


                       SOUTHERN STATES POWER COMPANY, INC.

                            STATEMENTS OF OPERATIONS


                                   For the three For the three For the nine For the nine
                                   months ended  months ended  months ended months ended
                                       January      January      January      January
                                       31, 2001     31, 2000     31, 2001     31, 2000
                                     (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)
                                    -----------   -----------   -----------  -----------
Revenues                            $    21,448   $    41,701   $    31,739  $    55,501

Cost of Revenues                         39,952        29,264        46,433       40,861
                                    -----------   -----------   -----------  -----------
Gross profit                            (17,504)       12,437       (14,694)      14,640

Operating expenses:
  Research and development                    -        10,777        50,000       69,554
  Provision for doubtful accounts      (630,250)          475        44,750       26,814
  Consulting fees                       150,427     1,253,906       214,583    1,347,215
  Loss on investment in joint
    venture in Mexico
    with related party                        -             -             -       13,680
  General and administrative

    expenses                          1,989,247       341,763     2,457,048      759,732
                                    -----------   -----------   -----------  -----------
                                      1,509,424     1,606,921     2,766,381    2,216,995
                                    -----------   -----------   -----------  -----------
Loss from operations                 (1,526,928)   (1,594,484)   (2,781,075)  (2,202,355)

Interest and dividend income                  -             -         1,767          828
Interest expense                        (26,265)          (35)      (26,265)           -
Settlement income                             -             -       250,000            -
                                    -----------   -----------   -----------  -----------
                                        (26,265)          (35)      225,502          828
                                    -----------   -----------   -----------  -----------
Net loss                            $(1,553,193)  $(1,594,519)  $(2,555,573) $(2,201,527)
                                    ===========   ===========   ===========  ===========
Net loss per share -
  basic and diluted                 $     (0.18)  $     (0.20)  $     (0.29) $     (0.21)
                                    ===========   ===========   ===========  ===========
Weighted average number
  of shares outstanding -
  basic and diluted                   8,871,719     8,109,418     8,811,411   10,429,133
                                    ===========   ===========   ===========  ===========


See notes to unaudited financial statements.

                          SOUTHERN STATES POWER COMPANY
                            STATEMENTS OF CASH FLOWS

                                               For the nine  For the nine
                                               months ended  months ended
                                                 January       January
                                                 31, 2001      31, 2000
                                                (Unaudited)   (Unaudited)
                                                -----------   -----------
Cash flows provided by (used for)
 operating activities:

  Net loss                                      $(2,555,573)  $(2,201,527)
                                                -----------   -----------
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used for) operating activities:
  Non-cash compensation                           1,798,500     1,167,750
  Depreciation                                        2,492       107,209
  Amortization of goodwill                          349,800       349,401
  Provision for doubtful accounts                         -        69,082

Changes in assets and liabilities:
(Increase) decrease in assets:
  Accounts receivable                                16,079       (19,120)
  Inventory                                               -       (41,399)
  Prepaid expenses                                        -           375
  Other receivables                                   7,290        (8,683)
  Notes receivable, NOPEC Corporation               250,000             -
  Deposits                                                -       (50,000)

(Increase) decrease in assets:
  accounts payable and accrued expenses              (6,370)       (2,000)
                                                -----------   -----------
   Total adjustments                              2,417,791     1,572,615
                                                -----------   -----------
    Net cash used for operating activities         (137,782)     (628,912)

Cash flows provided by (used for)
 investing activities:
  Acquisition of property and equipment                  -       (261,326)
  Loan payable, related party                        10,482             -
                                                -----------   -----------
    Net cash provided by (used for)
      investing activities                           10,482      (261,326)
                                                -----------   -----------
Cash flows provided by (used for)
 financing activities:
  Proceeds from issuance of common stocks                 -        52,458
  Proceeds from exercise of options                 160,300       794,510
  Common stock subscribed.                          (33,000)            -
                                                -----------   -----------
    Net cash provided by financing activities       127,300       846,968
                                                -----------   -----------

                                               For the nine  For the nine
                                               months ended  months ended
                                                 January       January
                                                 31, 2001      31, 2000
                                                (Unaudited)   (Unaudited)
                                                -----------   -----------

Net increase (decrease) in cash                           -       (43,270)
Cash, beginning of year                               1,000        50,153
                                                -----------   -----------
Cash, end of year                               $     1,000   $     6,883
                                                ===========   ===========
Supplemental disclosure of non-cash
 investing and financing activities:
  Issuance of common stock for
   investment in GAMM projects                  $         -   $ 1,700,000
                                                ===========   ===========
  Non-cash compensation                         $ 1,798,500   $ 1,386,129
                                                ===========   ===========
  Direct payment made by OceanAir
   Environmental, LLC to NOPEC Corporation
   on behalf of the Company. OceanAir
   received shares of common stock from the
   Company for this payment                     $    50,000   $         -
                                                ===========   ===========


See notes to unaudited financial statements.

                          SOUTHERN STATES POWER COMPANY

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 NINE MONTHS ENDED JANUARY 31, 2001 AND 2000

   (1)   Summary of Significant Accounting Policies:

Going Concern:

     The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no current material source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company intends to begin recognizing significant revenue during the year 2001. Management's plans also include the sale of additional equity securities. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and will have to cease operations.

Basis of Preparation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended April 30, 2000 was filed on August 7, 2000 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2001.

Subsequent Event:

In March 2001, the Company obtained a loan from a financial institution for $70,000 secured by the related equipment purchased.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Southern States Power Company, Inc.
                                        (Registrant)

                                        Date:  March 19, 2001

                                        s/ Lawrence W. Taggart
                                        ----------------------------------------
                                        Lawrence W. Taggart, President