Form 10KSB
period 2001-04-30
SOUTHERN STATES POWER CO INC
filed 2001-08-28
CIK 1042482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                                   (Mark One)

               [X] Annual Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 for the Fiscal
                            Year Ended April 30, 2001

        [ ] Transition Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

    For the transition period from                     to                  .
                                   -------------------    -----------------

                         Commission file number 0-29356

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


          3400 Inland Empire Blvd., Ste. 101, Ontario, California 91764
          -------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be obtained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The Company had $33,197 in revenues from operations during fiscal year ended April 30, 2001.

The aggregate market value of the voting stock held by non-affiliates of the registrant (4,495,134 shares) is approximately $449,513. The aggregate market value has been computed by reference to the average bid and ask prices of such stock ($0.10 per share) as of August 16, 2001.

The number of shares outstanding of the issuer's Common Stock as of the end of the fiscal year on April 30, 2001 was 15,658,933. The number of shares of Common Stock outstanding as of August 16, 2001 was 50,753,141.

                                     PART I

ITEM 1.  BUSINESS OVERVIEW

                                   THE COMPANY

Southern States Power Company, Inc. (SSPC) is focused in the field of alternative energy. During the year, SSPC has relocated its headquarters from Shreveport, Louisiana to Ontario, California, and established a regional office in Phoenix Arizona. This was accomplished as the major developments were in the West -- and the operating officers were located in the Southern California and Phoenix areas.

Southern States Power Company has two synergistic divisions: 1) The Alternative Fuels Division which is responsible for the production, sales and distribution of biodiesel, and 2) the Energy Division which is devoted to the generation of power using alternative fuel products.

Biodiesel is a diesel fuel made from a vegetable oil, rather than a petrochemical oil base -- officially designated by EPA as an alternative fuel under the Energy Policy Act. Biodiesel is a unique alternative fuel because it can be used in diesel engines without any change or modifications to the engines or vehicles, or ground fueling equipment.

Management believes that tightening clean air standards and growing fossil fuel costs are forcing municipal and private commercial fleets to look toward alternative fuel products. Major biodiesel initiatives have been passed at state and federal levels across the United States. The Energy Policy Act (EPAct) was passed in 1992 to accelerate the use of alternative fuels in the transportation sector. In this Act the government recognized fuels derived from biological materials as alternative fuels. Prior to the EPAct, the Clean Fuel Fleet Program was included as part of the Clean Air Act Amendments (1990). This program specifically describes clean fuels to include alternative fuels. Executive Order 13149 directs federal agency fleets to use alternative fuel to meet at least 51% of the vehicles' fuel needs, and requires agencies to reduce their overall petroleum consumption by at least 20% over the next five years. Further, it is also the goal of the United States Department of Energy that 20% of petroleum based motor fuel is replaced by alternative fuels by the year 2010.

There are nearly 50 billion gallons of diesel fuel consumed annually in the United States alone, not considering the greater international consumption.

The year has been one of dynamic and positive changes for SSPC. During the year, the company liquidated its position with NOPEC in a negotiated settlement with Ocean Air Environmental, LLC. A portion of these funds and those from the sale of an interest in a fuel cell company called Anuvu, helped to fund construction of a biodiesel plant in the Imperial Valley, in Southern California. As the NOPEC facility is located in Florida, the move to produce biodiesel on the West Coast is far better suited to supply the company's customer base in the West.

Imperial Western Products ("IWP"), the strategic partner of the Company in the Imperial Valley, where the biodiesel plant is located, gathers and processes recycled cooking oils, termed yellow grease. This allows the Company to have the lowest cost product base on site -- which is converted to biodiesel from the only full production facility in the West.

The company is considering several additional sites in California, Arizona and Nevada, which are suitable for the construction of additional plants. These considerations include those facilities which are to be located on the client's property - in some cases utilizing their recycled products to produce the fuel for their own mobile and stationary equipment, as well as for sale in the alternative fuel market. Funding for such projects will be raised from client's who seek to build biodiesel plants to support their own operations, or from bank financing and private placements.

A key accomplishment has been the establishment of a distributor base to provide the fuel either in a pure form, or as a blend with petrochemical diesel to the end user. The Company has secured the services of key distributors in Phoenix, Las Vegas, and Southern California. The service, or handling fees, are typically included in the cost of the fuel borne by the customer.

The new Energy Division should prove to be a substantial addition to the company's capabilities and generate additional revenues for the Company. Power shortages have forced many operations to turn to equipment which provides standby power generation. The innovation of utilizing efficient and durable diesel power engines, fueled with clean-burning biodiesel will open new opportunities for the Company which did not previously exist.

Investment in the Gamm Project #2-9, LLC and the Gamm Project #3-24, LLC (drilled wells for oil extraction in Shreveport, Louisiana) remain on the books as assets and offset by a valuation reserve allowance as they were, non-operational since the acquisition to this past fiscal year.

                  TECHNOLOGY PROTECTION POLICY AND DISCLAIMERS

The company relies on internally generated technology and confidentiality agreements executed by third, interested parties. Currently, the Company has elected to refrain from filing for patent protection regarding it's biofuel formulation and plant process, as the amount of disclosure which must be made in the application would disclose information which the Company wants to keep proprietary. Other components of the mixing and chemical process typically falls into the public domain.

The company believes that gains in expertise in both the chemical and process treatment are highly complex and would be extremely difficult to duplicate or "reverse engineer".

                     CONFIDENTIALITY POLICY AND DISCLAIMERS

As indicated above, the Company agents and officials interact with many different technology development entities and concerns. It is the policy of the Company to obtain executed confidentially agreements from those persons or entities to whom the Company trade secrets are revealed. The standard agreements include provisions prohibiting disclosure of proprietary information. With respect to Company employees and consultants, agreements in place include a provision prohibiting competition with the Company.

                             EMPLOYEES AND OFFICERS

The officers of the Company are Lawrence W. Taggart, President & Director, Harrison A. McCoy III, Executive Vice-President & Director, William O. Sheaffer, Vice President Sales and Marketing & Director, and Curtis Wright, Vice President Engineering and Director. Anthony Miller also serves as an outside Director. The officers of the Company are paid a salary along with reimbursement of expenses personally incurred on the Company's behalf. All have received stock options in the Company for compensation for their services. The Company employs a support staff at its corporate headquarters (one of whom is an administrative assistant and the other is a part time investor relations and specialized consultant).

ITEM 2.  PROPERTIES

(a) Participation in Operating Plant. The Company is participating in the construction of an operating plant for purposes of producing biodiesel (methyl ester) for sale and distribution to its customers. The plant is being constructed on property owned and occupied by Imperial Western Products ("IWP") and is located at 86-600 Ave. 54, Coachella, California. IWP processes yellow grease which is suitable for feedstock from which biodiesel can be produced. The understanding between the two companies for the production of biodiesel is being memorialized into a written, definitive agreement. The proximity of the two plants saves the costs of transporting the yellow grease. Due to the fact that the Company has contributed funds to purchase the major equipment and tanks constituting components of the plant, as well as a supervisor, who is a professional engineer, to oversee the construction of the plant, and the fact that IWP has contributed monies, equipment and labor to construct the plant project, the plant is deemed to be owned jointly by the two companies. Some tank leaks and failure of certain equipment has caused unforeseen delays, and barring any further adjustments or repairs, it is expected that the plant will be operational and ready for production in the 3rd Quarter of calendar year 2001. The plant is configured to produce approximately five (5) million gallons of finished product (biodiesel) annually with yellow grease as the feedstock, or base component. Additional gallons are possible if pure soybean or other virgin oils are used.

     Operation of the plant will also include the right to use the laboratory, which is located at the property. This lab is being equipped with testing equipment to insure that the bio-fuel produced meets the standards and criteria required of such alternative fuel.

(b) The Company's principal office is located at 3400 Inland Empire Blvd., Ste. 101, Ontario, California. This space is leased from the Yeager Company, and includes an executive suite, use of a conference room, and kitchen and bathroom facilities. This lease is on a month to month tenancy basis at $1,025 per month. The Company has already moved once within the office complex to occupy a larger office to accommodate growth.

     The Company also maintains a regional office in the greater Phoenix area located at 668 North 44th Street, Ste. 300. Officers of the Company can readily service new and existing customers in the Arizona market which have elected to purchase biodiesel as an alternative fuel. This office is leased for a 5 month term at $796 per month.

ITEM 3.  LEGAL PROCEEDINGS

Actions pending during the fiscal year for 2001 which included the Company as a defendant have all been dismissed under negotiated settlements with the Plaintiffs. In the matter of Nichols vs. B.A.T. International, et al, Case No. GIC 739485, filed in the Superior Court, County of San Diego in October 1999, the settlement and mutual release, which was executed on August 15, 2000, resulted in a dismissal of the case as to all parties involved in this Employment Agreement litigation. There was no monetary consideration to any party as a result of the settlement.

The matter of Alvis vs. B.A.T. International, et al, Case No. 99AS06972 filed in the Sacramento Superior Court in December 1999 was also dismissed through a negotiated settlement which was executed on September 14, 2000. Plaintiff agreed to return 480,000 shares of common stock as part of the consideration of the settlement which is to be returned to Treasury of the Company. The settlement also included return of 45,000 shares of common stock from Gene Bunnell, which were returned to Treasury.

In the Fall of 2000, the Company contemplated filing a Complaint against certain named defendants who allegedly interfered with the contractual agreement the Company had with NOPEC Corporation in Florida. NOPEC has an existing plant capable of producing about 10 million gallons of biodiesel annually. However, the parties were able to resolve the differences, resulting in a negotiated settlement providing surrender of shares of the Company's stock, and cash, which provided the operating capital to carry the Company through the Fall and Winter months of 2001.

All matters involving pending or prospective litigation have been dismissed or resolved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information. The Company's common stock is traded on the over-the-counter ("OTC") system under the symbol "SSPC". The following depicts the range of high and low bid information for each quarter within the last two fiscal years:

     Fiscal Year Ended April 30, 2000                     Bid Price
     --------------------------------
                                                      High           Low
                                                     ------         ------

     First Quarter                                   $4.75          $1.25
     Second Quarter                                  $4.75          $1.375
     Third Quarter                                   $4.00          $2.00
     Fourth Quarter                                  $4.50          $0.001

     Fiscal Year Ended April 30, 2001                      Bid Price
     --------------------------------
                                                      High           Low
                                                     ------         ------

     First Quarter                                   $2.75          $0.38
     Second Quarter                                  $1.01          $0.18
     Third Quarter                                   $0.49          $0.14
     Fourth Quarter                                  $0.56          $0.05

     Close on August 16, 2001       $0.10            $0.11          $0.10

     The prices shown above represent inter-dealer prices, without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions. The information was extrapolated from the National Quotation Bureau, Inc. which was the primary source for the information.

(b) Holders. As of April 30, 2001, there were approximately 103 shareholders of record as owners of the Company's common stock.

(c) Dividends. There have been no cash dividends paid on the issued and outstanding common shares for the last two fiscal years, and the Company does not anticipate payment of any cash dividends in the near future. Earnings, as they are received, will be committed to finance the Company's growth, and be used for capital expansion and improvements. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors, which will periodically review the dividend policy in an effort to ascertain whether it would be appropriate to declare a cash dividend.

(d) Recent Sales of Unregistered Securities. The following officers and directors of the Company, and affiliated parties have exercised options granted by the Board and purchased the number of shares below:

              Name          Shares Purchased  Exercise Date Exercise Price/Share
     ---------------------  ----------------  ------------- --------------------

     Lawrence W. Taggart          250,000     Feb. 20, 2001       $0.001
     Covenant Trust             2,250,000     Feb. 20, 2001       $0.001
     Harrison A. McCoy III        250,000     Dec. 13, 2001       $0.001
                                2,250,000     Mar 1, 2001         $0.001
     William O. Sheaffer           50,000     Dec. 14,2000        $0.001
                                  750,000     Feb. 7, 2001        $0.001
     Curtis Wright                250,000     Feb. 7, 2001        $0.001
     Anthony Miller               250,000     Mar. 15, 2001       $0.001

     Cash proceeds and consideration paid for the shares purchased was used as capital for operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

RESULTS OF OPERATIONS:  FISCAL YEAR 2001COMPARED TO FISCAL YEAR 2000

REVENUES

Revenues for both periods were derived primarily from the sale and distribution of biodiesel. Net revenues amounted to $33,197 and $55,501 for the years ended April 30,2001 and 2000, respectively. Revenues declined in 2001, primarily due to the emphasis by the Company to focus on building the base of its core business.

GROSS PROFITS

Gross  profit/(loss)  for the years ended  April 30, 2001 and 2000,  amounted to
$(13,237)  and  $(27,402),   respectively.   Gross  profit/(loss)   improved  by
approximately 9% from 2000 to 2001.

OPERATING EXPENSES

The Company incurred research and development expenses during 2001in the amount of $203,924, which was approximately 100% greater that the amount incurred in 2000 of $101,616 for the same period. Additionally, the Company incurred consulting fees in the amount of $3,519,444 compared to $1,490,552 for the same period for 2000. Included in consulting fees on the Statement of Operations, is approximately $3.0 million and $1.4 million of non-cash based compensation for the years ended April 30, 2001 and 2000 respectively.

NET LOSS

Net loss

The net loss of the Company for fiscal year 2001 was $4,362,516or basic and diluted net loss per share of $0.46 compared to the previous year net loss of $4,269,683or basic and diluted net loss per share of $0.43.Net loss increased by $0.03 per share or 7%, primarily due to the non-cash stock based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2001, the company expended approximately $110,000 on the new operating plant (see item 2) and expects to expend $135,000 more on the operating plant through the fiscal year 2002. The Company excepts to finance these expenditures through current revenues.

The Company's net working capital position for 2001 is negative $314,399, which compares to negative $402,848 for fiscal year 2000, which represents an improvement of $88,449. Assets as of the end of the fiscal year amounted to $244,298.

Current  liabilities  for 2001 are $324,749  resulting  from  accounts and loans payable and accrued expenses. The notes payable to OceanAir Environmental representing operational expenses and advances to NOPEC were paid off and/or satisfied. The primary loan remaining at year end on the Company's books was $70,000 which was incurred to purchase and acquire equipment for the construction of a methyl ester (biodiesel) plant in Coachella.

The Company has maintained sufficient liquidity throughout 2001 to pay for and cover all development and operational expenses incurred. This liquidity has been maintained from advances from private parties, sale of non-earning assets, settlement of claims and disputes, sales of product and private sales of corporate debentures. Additionally, the Company has raised monies from the sale of debentures. Cash for services has been conserved by exchanging options for shares of common stock for services. While significant revenues have not been received nor attained from the sale and distribution of product, management has managed to keep the Company liquid by effectively disposing and using certain corporate assets which have been non-productive and illiquid. Revenues for the fourth quarter improved significantly over the previous quarters, due in large part to the conversion of debentures which had been purchased by various investors.

Other significant financial items include the following: 1) With respect to cash flow derived from financing activities, the net cash provided by financing activities for 2001 is $267,751, compared to $871,600 for fiscal year 2000, and
2) the number of shares issued in 2001 in exchange for services is $85,496 compared to $1,329,532 for fiscal year 2000.

ABANDONMENT OF NOPEC ACQUISITION

Early in the year the Company was continuing to fund the operations of NOPEC Corporation, a private company located in Lakeland, Florida. At that time a funding and merger and acquisition agreement had been entered into between the two companies, whereby NOPEC would be acquired and merged into Southern States Power Company in consideration for cash and stock. In July, 2000 it was discovered that another company was also negotiating for the acquisition of NOPEC, and was successful in inducing NOPEC to attempt to terminate further communications or cooperation with the Company.

In the early Fall of 2000, the Company was seriously contemplating filing a Complaint to seek retribution for the damages it had suffered due to the alleged intentional interference. However, further action was avoided, and the Company entered into a negotiated settlement with OceanAir Environmental LLC whereby the Company received cash and forgiveness of certain obligations in exchange for ceasing any further attempts to recover for alleged damages. The monies received as consideration for this settlement provided capital to sustain operations and support the general and administrative expenses up to early Spring, 2001.

SALE OF INTEREST IN ANUVU

The Company had previously acquired a half interest in certain fuel cell technology also owned by a company called Anuvu. A party interested in acquiring the Company's half share interest in the fuel cell technology made an offer to purchase this interest for $300,000 in the early Fall of 2000. This transaction was successfully completed and the revenues were received as agreed. Receipt of these monies enabled the Company to pay off and satisfy many outstanding payables that had accrued.

In addition to the cash received from the sale of this interest, the Company also received a five (5%) percent interest in a new company to be formed called Cell Power, Inc. which was charged with the further research and development of the fuel cell technology. Also, the Company retained the right to develop and exploit this particular technology to the extent that it was one Watt or less.

RELOCATION OF CORPORATE OFFICES

In October 2000 the Company relocated its principal, corporate offices from Shreveport, Louisiana to Ontario, California. Due to the fact that the principal officers of the Company resided in Southern California, and the fact that customers using biodiesel supplied by the Company were primarily located in the Phoenix region at the time, it seemed preferable to relocate to Southern California, and Ontario was selected because of it's convenient location and proximity to a major International airport.

Because of it's need to expand facilities during the year, the Company has had to relocate to larger office facilities within the same office complex within this period of time.

CHANGE IN FOCUS OF BUSINESS OPPORTUNITIES

In  the  late  Fall  of  2000,   (fiscal  year  2001)  the  Company   reassessed
opportunities within the business community, and considered the depth of experiences it had enjoyed in the alternative fuels business, namely, the sale and distribution of biodiesel (technically referred to as methyl ester). This is a "green", clean burning diesel fuel manufactured and produced from plant stock, compared to petrol-chemical diesel from fossil fuels. Biodiesel can be produced from virgin feedstocks, which are typically derived from soybean or nut oil, or from spent vegetable oils, such as those processed by rendering companies and used for cooking purposes. Both of these sources of feedstock are from renewable resources, and when blended with regular diesel or used 100% as a fuel, eliminate the typical black particulate matter which is readily noticeable from most diesel engines.

It became clear to the management of the Company that in order to insure a consistent supply of biodiesel for it's customer base at a relatively stable price, it would be necessary to construct it's own plant for processing spent vegetable oils (yellow grease) in a region which is convenient both to the southern California and Phoenix markets. It was fortunate late in the Fall of 2000 to be introduced to Imperial Western Products ("IWP") located in Coachella, just East of Indio, California. IWP is a large cotton seed processing plant which also has a facility for processing yellow grease which they typically sell for use in animal foods. After several introductory meetings, an understanding was reached whereby IWP agreed to participate in the construction of a biodiesel plant at their facility in Coachella which would utilize their processed yellow grease as the basic source of feedstock for conversion to biodiesel.

Due to limited financial resources, the Company sought after and purchased "previously owned" equipment and tanks which were suitable as reactors and separation tanks for the two stages necessary to process the chemicals and feedstock. The Company was able to obtain financing for this equipment from it's commercial bank, and enabled it to commence to work with IWP to construct a facility.

Throughout the course of construction during the Spring of 2001 considerable work had been performed to install the tanks and equipment which had been purchased. IWP made substantial contributions to the plant as well, expending time, laborers, and capital in an effort to complete the plant which was to be the first permanent facility of it's type in the Western region of the U.S. Due to the contributions and joint efforts by both IWP and Southern States Power Company expended to complete this plant, the nature of ownership can be considered as joint ownership for the common purpose of manufacturing and producing biodiesel as an alternative fuel to assist in cleaning up our critical air resources.

CONVERTIBLE DEBENTURE PROGRAM

In an effort to raise capital to support continued plant construction, equipment purchases, and general operating expenses, the Company participated in a program whereby convertible debentures were sold to various investors, who had options to convert their debentures for common shares in the Company. Commencing in March and April, 2001, monies were raised periodically from these investors, who subsequently issued Notices of Conversion stating their intent to convert.

As of the end of fiscal year 2001, $174,000 had been raised through this program, which helped to provide capital needed to purchase equipment and proceed with the construction of the biodiesel plant in Coachella.

This program also resulted in the issuance of additional free-trading shares to those debenture holders who participated in the conversions. These shares increased the "float" and the availability of marketable shares for the public at large. Additionally, the heightened activity regarding trading of the Company's shares resulted in a relatively substantial increase in numbers of shareholders.

TECHNOLOGY TRANSFER AGREEMENT

The Company entered into an agreement with Green Aero Energy, Ltd., a California company, for the transfer and assignment of technology in consideration for the exchange of shares of Southern States Power Company. The technology which was transferred to the Company involves the generation of electrical power with wind as the source of energy. This proprietary technology differs somewhat from conventional wind-driven machines, or devices, in that it is designed to eliminate many of the modern turbine's limitations relating to wind velocity and other factors. Additionally, this technology produces energy that can be stored without the use or necessity of batteries. It incorporates the use of a hydraulic system that can possibly achieve 90% efficiency, which is considerably higher than conventional wind machines which use standard gear boxes.

Of particular significance to the Company is the fact that the system will also incorporate the use of standard generators powered by diesel engines for standby power generation when there is insufficient wind to drive the wind turbines.
These generators will be designed and installed to run on 100% biodiesel to be provided by the Company.

Southern States Power has licensed back the rights to Green Aero Energy to develop and commercially exploit the technology, and has provided funds for the construction of a working prototype.

ALLIANCES WITH MID-WEST SOYBEAN GROWERS

The Company has established an alliance, or working relationship, with West Central Soy, a cooperative located in Iowa consisting of many soy bean growers. West Central Soy processes the beans grown by its members, and converts the soy bean oil into biodiesel.

The Company has entered into an understanding with this co-op for the import of finished biodiesel product for delivery to customers of the Company. Company representatives also visited and met with other soy bean cooperatives in South Dakota and Nebraska to ascertain the feasibility of purchasing their soy oil as a feedstock to produce biodiesel, or alternatively, to participate in a joint venture to build and construct a biodiesel plant at one or more soy bean processing plants.

SUBSTANTIAL ORDER FOR BIODIESEL

During the fourth quarter of fiscal year 2001 the Company entered into an understanding with Rockland Materials, Inc. in Phoenix, Arizona for the delivery of 100% biodiesel for use in the company's trucks. Rockland Materials is a large cement contractor operating in the Arizona markets, and being environmentally conscious, made a corporate decision to start using a clean, alternative fuel in their cement trucks. With no conversion necessary, Southern States Power arranged to bring in and deliver 100% biodiesel to Rockland Materials to assist in improving the air quality in the greater Phoenix area. It is estimated that Rockland will be ordering and using 1.2 million gallons of biodiesel annually, which is believed to be the largest order in the country to a single user.

SUBSEQUENT EVENTS

Subsequent to the end of fiscal year 2001, the Company has continued to develop markets for the sale and distribution of biodiesel in the Phoenix and Southern California regions. It has established relationships with several distributors of fuel in these regions who are distributing biodiesel to customers of the Company. This alternative fuel is typically delivered as a blended fuel with standard #2 diesel (usually 20% biodiesel), or is distributed as a fuel comprised of 100% biodiesel.

The plant which is under construction in Coachella as a joint effort with Imperial Western Products has been installed, and all of the reactors, separation tanks, and other equipment involved in the washing and distilling processes have been connected. During one of the final recent hydraulic tests to check for leaks and any other items which might need correction, the large 10,000 gallon separation tank was found to have several leaks from vertical cracks in the stainless, and is in the process of being replaced. When this replacement is completed, the plant should be fully functional and ready to produce biodiesel.

Southern States Power has created a new Energy Division which is managed by an individual who is very experienced and knowledgeable in the field of energy, power generation. As a consequence, the Company was successful in financing and purchasing three (3) two megawatt Cummins generators which have been leased to the University of California at Riverside for back-up, stand-by power in the event of blackouts or power outages. These units have been delivered and installed, and are intended to run on biodiesel as the fuel source provided by or through the Company. It is believed that this is the first instance in the country that stationary power generators have been permitted to run exclusively on biodiesel. Since installation of these units, there has been a considerable amount of interest expressed by other potential users who desire to install similar generation plants which will run on biodiesel.

During the first quarter of fiscal year 2002 the Company acquired its first fuel truck and trailer which have a capacity of approximately 8800 gallons. These vehicles are intended to be used for distribution of biodiesel to customers of the Company. The trailer is currently located at the site where the generators have been installed, and is used to supply the fuel to the three units being operated by the Riverside Public Utility district.

The debenture program has been completed and all of the debentures which were sold to investors have been converted into common shares of the Company on or about July 10, 2001. This program resulted in raising approximately one million dollars (gross) exclusive of fees and costs, which totaled approximately $205,000. Thus, the Company was successful in raising approximately $795,000 net capital. The funds were used to purchase and secure the purchase of the three power generators; complete construction of the Coachella plant, and cover certain operational costs incurred by the Company. Additionally, this resulted in issuance of shares by the Company, which when added to the outstanding, issued shares at the start of the program, equaled the total authorized shares of 50 million. The Company filed a 14C filing to amend the Articles of Incorporation for an increase in the total number of authorized shares up to 250 million in the event that additional shares are necessary for purposes beneficial to the Company. The Board approved the action to proceed to amend the Articles of Incorporation on June 1, 2001 and after approval of shareholders holding a majority of shares, the 14C was filed with the SEC. The new, increased authorization resulting from the Amended Articles became effective on or about July 10, 2001. This filing also included the authorization to issue a new class of Preferred Shares of the Company with voting rights equal to 10X those for each share of Common Stock..

The Company is looking at and considering sites on which to construct additional plants for the manufacture and processing of biodiesel. Additionally, several companies have approached Southern States Power expressing interest in having the Company build or assist in constructing biodiesel plants and/or power generation installations at their respective locations.

FORWARD-LOOKING STATEMENTS

In connection with, and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things, the Company's results of operations and financial condition: the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the Company's plans and objectives for future operations and expansion. The Company disclaims any obligation to update forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are filed and included at the end of this report as exhibits, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table identifies the name, age, and positions of all directors, officers, and persons nominated by management to become a director:

          Name          Age         Position          Term of Office  Period of Service
----------------------  ---  -----------------------  --------------  ------------------
Lawrence W. Taggart     58   President, Director           1 yr.      Apr. '00 - Aug.'01
Harrison A. McCoy, III  53   Ex.Vice-Pres., Director       1 yr.      Nov. '99 - Aug.'01
William O. Sheaffer     66   Vice-Pres., Director          1 yr.      Oct. '00 - Aug.'01
Curtis Wright           43   Vice-Pres., Director          1 yr.      Feb. '01- July '01
Anthony Miller          48   Director                      1 yr.      Mr. '01 - Aug. '01

All current directors are serving one-year terms and are subject to re-election at the annual meeting of shareholders. The officers of the Company are elected to serve, subject to the discretion of the Board, until successors are appointed.

Biographical Information re Directors

Lawrence W. Taggart is an attorney licensed to practice law in California since 1973. Mr. Taggart received a B.A. degree from the University of California at Berkeley in 1964, and after spending nearly four years in the Army (highest grade - Captain), attended and graduated from Western State University College of Law in 1973. He has practiced in areas of corporate and business law, real estate and civil litigation for the past five years.. He also has an extensive background in Finance, having been associated with a major savings and loan association for 12 years. In addition to his professional career as an attorney, and as legal Counsel for several companies, he has assumed positions of senior management in companies involved in mortgage banking and merchant banking, and technical companies which developed new products in the fields of telecommunication and automotive maintenance. He was President of a subsidiary company which was part of TCS Enterprises, Inc., a reporting, public company, and served on the Board of this Company from 1985 until 1989. Mr. Taggart served on the Board of Westec Services, Inc. as an outside Director for 15 years - a company committed to environmental compliance and tech services to other companies. Additionally, Mr. Taggart served on the Board of Octus, Inc., a reporting, public company from 1997 to 1998.

Harrison A. McCoy III is a former member of the U.S. Army Corps of Engineers. After serving in Vietnam, Mr. McCoy obtained a BS in Chemical Engineering from Cal Poly - Pomona. He also holds an AS degree in Water/Wastewater Treatment from San Bernardino Valley College. Mr. McCoy has enjoyed a twenty-five year career in environment/alternative fuels/engineering/waste management fields. Most recently, Mr. McCoy started and managed his own entrepreneurial firm, Bioenergy Engineering and Technologies Corporation. This entity specialized in developing technology and site plans for regional integrated liquid/solid, urban/industrial waste treatment management.

William O. Sheaffer joined the Company as Director in 2000. He is a cum laude graduate of USC with an MBA from Pepperdine University. Since 1996, Mr. Sheaffer has served as Vice President of Marketing & Managing Director for Chemical
Products, Inc. Prior to that, he served as Senior Marketing and Business Consulting to IMPCO/KRACO from 1993 to 1996. Between 1992 and 1994, Mr. Sheaffer served as Vice President of Marketing and Sales for Harvey Universal, a dealer of industrial and retail products. From 1990 to 1992, he served as Executive Vice President of Calculated Industries, a consumer and commercial electronics concern. Mr. Sheaffer's extensive marketing and sales experience will prove extremely valuable to the Company, where he is Marketing Director. For the last five years Mr. Sheaffer has been involved with marketing and sales of various retail products, including industrial cleaning products.

Curtis Wright is a Professional Engineer (PE) who resides with his family in Phoenix. Mr. Wright has had extensive experience in the area of fuel reclamation and cleanup, and plant configuration and operations. He is certified to sign off on equipment and plant processes both in Arizona and California, and currently hold the position of Vice-President, Engineering for the Company. Mr. Wright has been involved in the fuel and plant business for the past five years.

Anthony Miller is President and a Director of U.S. Crude, Ltd., a publicly traded company located in Loma Linda, California. U.S. Crude has developed a process for injecting steam down existing oil wells to free up the flow and production of oil. He is the sole outside Director of the Company, and brings with him considerable experience in areas of corporate management, and knowledge regarding the operations and requirements imposed on publicly trading companies. Mr. Miller serves on the Board of Directors of U.S. Crude, Inc., a reporting company, and has managed this company for the past two years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission, Officers, directors and greater than ten-percent owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on a review of the copies of such forms furnished to the Company or written representations from certain persons, the Company believes that during fiscal year 2001 all filing requirements applicable to its current officers and directors were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the annual cash compensation for services rendered by the officers noted for the fiscal years indicated:

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

   Name and Position        Year     Salary   Bonus   Other Annual Compensation
----------------------  ----------  -------   -----   --------------------------

Lawrence W. Taggart     Fiscal '00    -0-      -0-    -0-
  President & Director  Fiscal '01  $90,000    -0-    Car Allowance  $6,000
                                                      Health Ins Premium  $9,084


Harrison A. McCoy III   Fiscal '00    -0-      -0-    -0-
  Ex Vice-Pres. & Dir.  Fiscal '01  $90,000    -0-    Health Ins Premium $3,000

William O. Sheaffer     Fiscal '00    -0-      -0-    -0-
  Vice Pres. & Director Fiscal '01  $60,000    -0-    Health Ins Premium $2,800

Curtis Wright           Fiscal '01  $30,000    -0-    -0-
  Vice Pres. & Director

Anthony Miller          Fiscal '01    -0-      -0-    -0-
  Director

Employment agreements were entered into between Officers Lawrence W. Taggart, Harrison A. McCoy III, and William O. Sheaffer on March 14, 2001 reflecting the fiscal salaries shown in the table above. These agreements also reflect terms of three (3) years for each named officer, with a severance scale equal to one month compensation for each month employed or working for the Company for any involuntary termination without cause. These agreements are attached as exhibits to this report.

Stock Options:  During Fiscal Year 2001, the following Directors and Officers of
the  Company  received   options  to  purchase  stock  as  additional   non-cash
compensation in accordance with the following table:


         Name          Date of Grant of Option    No. of Shares of Option    Exercise Price
---------------------  -----------------------  ---------------------------  --------------

Lawrence W. Taggart          Oct. 4, 2000         250,000 (restricted)           $0.001
                             Oct. 4, 2000         500,000 (100,000 each yr
                                                             restricted)         $0.001
                             Feb. 7, 2001       2,250,000 (restricted)           $0.001
                             Apr. 16, 2001        250,000 (unrestricted S-8)     $0.001
                                                ---------
                                                3,250,000

         Name          Date of Grant of Option    No. of Shares of Option    Exercise Price
---------------------  -----------------------  ---------------------------  --------------
Harrison A. McCoy III        Oct. 4, 2000         500,000 (100,000 each yr
                                                             restricted)         $0.001
                             Dec. 13, 2000        250,000 (restricted)           $0.001
                             Feb. 7, 2001       2,250,000 (restricted)           $0.001
                             Apr. 16, 2001        150,000 (unrestricted)         $0.001
                                                ---------
                                                3,150,000

William O. Sheaffer          Oct. 4, 2000         250,000 (50,000 each yr
                                                             restricted)         $0.001
                             Oct. 4, 2000          50,000 (restricted)           $0.001
                             Feb. 7, 2001         750,000 (restricted)           $0.001
                             Apr. 16, 2001        100,000 (unrestricted)         $0.001
                                                ---------
                                                1,150,000

Curtis Wright                Feb. 7, 2001         250,000 (restricted)           $0.001
                             Mar. 1, 2001         250,000 (vests 9-1-01
                                                             restricted)         $0.001
                             Apr. 16, 2001        100,000 (unrestricted)         $0.001
                                                ---------
                                                  600,000

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table set forth the holdings of Common Stock (the Company's sole class of stock) as of April 30, 2001 by (I) each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding Common Shares of Stock of the Company, (ii) each director, (iii) each director nominee, and (iv) all directors and officers as a group. Unless otherwise indicated, all shares are owned directly. Common Stock that is "beneficially owned" includes all the Common Stock that the person has the right to acquire within 60 days of April 30, 2001 and stock for which the person has voting rights alone. The percentage ownership for any person assumes that all the stock that could be acquired by that person, by option or warrant exercise or otherwise, is in fact outstanding and that no other stockholder has exercised a similar right to acquire additional shares. The number of shares of stock in this table is 18,860,747 which includes 15,658,933 shares outstanding on April 30, 2001 plus all shares represented by options or warrants currently held by the directors listed in the table.


                        BENEFICIAL OWNERS OF COMMON STOCK

    Names and Addresses          Amount of Beneficial Ownership      Percentage
of Certain Beneficial Owners          Beneficial Ownership            of Class
----------------------------     ------------------------------      ----------

Hemisphere Group                           2,072,800                    13.3
  Newport Beach, California

    Names and Addresses          Amount of Beneficial Ownership      Percentage
of Certain Beneficial Owners          Beneficial Ownership            of Class
----------------------------     ------------------------------      ----------

Cede & Co.                                 2,540,659                    16.2
  New York, NY

Directors & Officers:

Lawrence W. Taggart                          250,000                     1.5

Covenant Trust                             2,500,000
                               (beneficial interest by Taggart)         15.0

Harrison A. McCoy III                      2,650,000                    16.9

William O. Sheaffer                          900,000                     5.7

Curtis Wright                                250,000                     1.5

Anthony Miller                              250,000                      1.5

All officers and directors as a Group:    6,800,000                     43.4

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits Required by Item 601 of Regulation S-B.

The following exhibits were filed with the Company's Amendment No. 2 to Form 10-SB on or about January 22, 1998 and are incorporated herein by reference.

     Exhibit Number     Description
     --------------     --------------------------------------------------------

     3.1                Certificate of Incorporation
     3.2                Bylaws

The following exhibit was filed with the Company's Form 10-KSB for the fiscal year ended April 30, 1999 on or about August 9, 1999 and is incorporated herein by reference:

     Exhibit Number     Description
     --------------     --------------------------------------------------------

     3.3                Certificate of Amendment of Certificate of Incorporation

The following exhibits were filed with the Company's Form 8-K dated April 30, 2001 and are incorporated herein by reference:

     Exhibit Number     Description
     --------------     --------------------------------------------------------

     2.0 Plan of Merger Between Power Acquisition Corp. and Southern States Power Company, Inc.

     10.1 Technology Transfer Agreement dated April 9, 2001 Between Green Aero Technology, Inc. and Power Acquisition Corp.

(b)      Form 8-K Filings

The Company filed a Form 8-K dated April 30, 2001, advising of the acquisition by the Company's subsidiary, Power Acquisition Corp., of certain technology and complementary devices developed by Green Aero Technology, Inc. for generating electrical energy from wind drive/responsive machines for $150,000, 5% of the gross revenues attributable to the sale, lease, joint venture and other dispositions of the devices or technology to third-parties, and issuance of 10 shares of Class B Non-Voting Common Stock. Subsequent to the acquisition the Company merged its subsidiary, Power Acquisition Corp. into the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Southern States Power Company, Inc.


                             /s/ Lawrence W. Taggart
                         ------------------------------
                         Lawrence W. Taggart, President


Date:  August 27, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Capacity in Which Signed              Date
-------------------------    ------------------------          ---------------

/s/ Larry W. Taggart          President and Director           August 27, 2001
-------------------------

/s/  William O. Sheaffer      Secretary and Director           August 27, 2001
-------------------------

/s/ Harrison A. McCoy III    Executive Vice President          August 27, 2001
-------------------------           and Director

                       SOUTHERN STATES POWER COMPANY, INC.

                              FINANCIAL STATEMENTS

                       YEARS ENDED APRIL 30, 2001 AND 2000









                                    CONTENTS

                                                                        Page

Independent Auditors' Report                                              1

Financial Statements:
  Balance Sheet                                                           2
  Statements of Operations                                                3
  Statements of Stockholders' Equity (Deficit)                           4-5
  Statements of Cash Flows                                               6-7
  Notes to Financial Statements                                         8-17

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Southern States Power Company, Inc.
Ontario, California


We have audited the accompanying balance sheet of Southern States Power Company, Inc. as of April 30, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern States Power Company, Inc. as of April 30, 2001, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from operations, has negative cash flows from operations, and its current liabilities exceeds its current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
August 10, 2001

                       SOUTHERN STATES POWER COMPANY, INC.

                         BALANCE SHEET - APRIL 30, 2001


                                     ASSETS

Current assets:
  Cash                                           $       1,939
  Prepaid expenses                                       8,411
                                                 -------------

          Total current assets                                   $      10,350

Property and equipment, net of
  accumulated depreciation                                             136,348

Goodwill, net of accumulated amortization                               97,600
                                                                 -------------

                                                                 $     244,298
                                                                 =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses          $     256,518
  Loan payable, related party                            9,564
  Loan payable, other                                   40,000
  Current maturities of loan payable, bank              18,667
                                                 -------------

          Total current liabilities                              $     324,749

Loan payable, bank, less current maturities                             51,333

Stockholders' deficit:
  Common stock; $0.001 par value, 50,000,000
    shares authorized, 15,658,933 shares issued
    and outstanding                                     15,659
  Additional paid-in capital                        11,581,152
  Subscriptions receivable                              (6,400)
  Accumulated deficit                              (11,609,360)
  Accumulated other comprehensive loss                (112,835)
                                                 -------------

          Total stockholders' deficit                                 (131,784)
                                                                 -------------

                                                                 $     244,298
                                                                 =============


See accompanying notes which are an integral part of these financial statements.


                       SOUTHERN STATES POWER COMPANY, INC.

                            STATEMENTS OF OPERATIONS




                                                           Year ended     Year ended
                                                         April 30, 2001  April 30, 2000
                                                         --------------  --------------
Revenue                                                  $       33,197  $       55,501

Cost of revenue                                                  46,434          82,903
                                                         --------------  --------------

Gross profit                                                    (13,237)        (27,402)
                                                         --------------  --------------

Operating expenses:
  Research and development                                      203,924         101,616
  Consulting fees (including non-cash compensation)           3,519,444       1,490,552
  Loss on investment in joint venture in Mexico
    with related party                                                -          13,680
  Valuation allowance for investment in GAMM projects                 -       1,700,000
  General and administrative expenses                           702,834         946,287
                                                         --------------  --------------
                                                              4,426,202       4,252,135
                                                         --------------  --------------

Loss from operations                                         (4,439,439)     (4,279,537)
                                                         --------------  --------------

Other income (expense):
  Interest and dividend income                                    1,767          14,020
  Interest expense                                             (174,844)         (4,166)
  Settlement income                                             250,000               -
                                                         --------------  --------------

          Total other income                                     76,923           9,854
                                                         --------------  --------------

Net loss                                                 $   (4,362,516) $   (4,269,683)
                                                         ==============  ==============

Net loss per share - basic and diluted                   $        (0.46) $        (0.43)
                                                         ==============  ==============

Weighted average number of shares outstanding -
  basic and diluted                                           9,567,119       9,926,807
                                                         ==============  ==============




See accompanying notes which are an integral part of these financial statements.


                       SOUTHERN STATES POWER COMPANY, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       YEARS ENDED APRIL 30, 2001 AND 2000



                                       Common stock     Additional                 Accumulated                       Total
                                       ------------       paid-in    Subscriptions comprehensive  Accumulated    stockholders'
                                     Shares    Amount     capital     receivable       loss         deficit     equity (deficit)
                                   ----------  -------  -----------  ------------  -------------  ------------  ----------------
Balance at May 1, 1999             10,907,500  $10,907  $ 4,061,343  $          -  $           -  $ (2,977,161) $      1,095,089

Issuance of stock in
  exchange for oil and gas rights
  related to GAMM project             485,447      485    1,699,515                                                    1,700,000

Exercise of common stock options      557,000      557      563,033                                                      563,590

Issuance of common stock from
  private placement                   215,281      215      274,795                                                      275,010

Issuance of stock in exchange
  for services                        519,057      520    1,329,012                                                    1,329,532

Issuance of common stock on
  behalf of related party              22,300       22       69,060                                                       69,082

Shares revoked for non-
  performance by related party     (4,020,800)  (4,021)       4,021

Shares of common stock issued for
  purchase of available for
  sale securities                      45,134       45      112,790                                                      112,835

Unrealized loss on available
  for sale securities                                                                   (112,835)                       (112,835)

Net loss for the year
  ended April 30, 2000                                                                              (4,269,683)       (4,269,683)

                                   ----------  -------  -----------  ------------  -------------  ------------  ----------------
Balance at April 30, 2000           8,730,919    8,730    8,113,569             -       (112,835)   (7,246,844)          762,620



See accompanying notes which are an integral part of these financial statements.


                       SOUTHERN STATES POWER COMPANY, INC.

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT), (CONTINUED)

                       YEARS ENDED APRIL 30, 2001 AND 2000


                                       Common stock     Additional                 Accumulated                       Total
                                       ------------       paid-in    Subscriptions comprehensive  Accumulated    stockholders'
                                     Shares    Amount     capital     receivable       loss         deficit     equity (deficit)
                                   ----------  -------  -----------  ------------  -------------  ------------  ----------------
Stock options exercised               147,800      148      160,152                                                      160,300

Issuance of stock in exchange
  for services                        409,520      410       85,088                                                       85,498

Exercise of options issued
  for services to employees
  and directors                     6,650,000    6,650                     (6,400)                                           250

Shares of common stock issued
  for conversion of debentures      1,120,694    1,121      172,879                                                      174,000

Shares of common stock
  cancelled/redeemed               (1,400,000)  (1,400)     (23,600)                                                     (25,000)

Debt issuance costs and
  intrinsic value of beneficial
  conversion feature related to
  convertible debentures                                    174,000                                                      174,000

Stock options granted to
  employees and directors                                 2,899,064                                                    2,899,064

Net loss for the year
  ended April 30, 2001                                                                              (4,362,516)       (4,362,516)
                                   ----------  -------  -----------  ------------  -------------  ------------  ----------------
Balance at April 30, 2001          15,658,933  $15,659  $11,581,152  $     (6,400) $    (112,834) $(11,609,360) $       (131,784)
                                   ==========  =======  ===========  ============  =============  ============  ================




See accompanying notes which are an integral part of these financial statements.




                       SOUTHERN STATES POWER COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH


                                                             Year ended      Year ended
                                                           April 30, 2001  April 30, 2000
                                                           --------------  --------------
Cash flows provided by (used for) operating activities:
  Net loss                                                 $   (4,362,516) $   (4,269,683)
                                                           --------------  --------------

  Adjustments to reconcile net loss to net cash
   provided by (used for) operating
    activities:
      Depreciation                                                  3,322           1,789
      Amortization of goodwill                                    466,400         466,000
      Amortization of loan costs and intrinsic value of
        beneficial conversion feature of debentures               174,000               -
      Stocks issued in exchange for services                       85,498       1,329,532
      Non-cash compensation                                     2,899,064               -
      Valuation allowance for investment in GAMM projects               -       1,700,000
      Loss on abandonment of property and equipment                     -          32,000
      Bad debts                                                    54,222          95,396

  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                          27,900         (32,079)
      Prepaid expenses                                             (8,411)            375
      Other receivables                                            10,678         (15,974)
      Notes receivable, NOPEC Corporation                         255,250        (250,000)
      Notes receivable, related parties                                 -         (26,314)

    Increase (decrease) in liabilities -
      accounts payable and accrued expenses                       136,270          59,462
                                                           --------------  --------------

          Total adjustments                                     4,104,193       3,360,187
                                                           --------------  --------------

          Net cash used for operating activities                 (258,323)       (909,496)
                                                           --------------  --------------

Cash flows provided by (used for) investing activities:
  Acquisition of property and equipment                           (61,402)        (11,257)
  Loan payable, related party                                       9,564               -
                                                           --------------  --------------

          Net cash used for investing activities                  (51,838)        (11,257)
                                                           --------------  --------------

Cash flows provided by financing activities:
  Proceeds from exercise of options                               160,300         563,590
  Redemption of stock                                             (25,000)              -
  Proceeds from private placement                                       -         275,010
  Proceeds from loan, bank                                          1,200               -
  Proceeds from loan, other                                        40,000               -
  Proceeds from convertible debentures                            174,000               -
  Stock subscriptions payable                                     (33,000)         33,000
  Stock subscriptions receivable                                   (6,400)              -
                                                           --------------  --------------

          Net cash provided by financing activities               311,100         871,600
                                                           --------------  --------------

Net increase (decrease) in cash                                       939         (49,153)
Cash, beginning of year                                             1,000          50,153
                                                           --------------  --------------

Cash, end of year                                          $        1,939  $        1,000
                                                           ==============  ==============



See accompanying notes which are an integral part of these financial statements.


                       SOUTHERN STATES POWER COMPANY, INC.

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                           INCREASE (DECREASE) IN CASH

                                                             Year ended      Year ended
                                                           April 30, 2001  April 30, 2000
                                                           --------------  --------------
Supplemental disclosure of cash flow information -
    Interest paid                                          $          844  $            -
                                                           ==============  ==============
    Income taxes paid                                      $          800  $        2,881
                                                           ==============  ==============

Supplemental disclosure of non-cash investing and
  financing activities:
    Issuance of common stock in exchange for services      $       85,496  $    1,329,532
                                                           ==============  ==============
    Issuance of common stock for investment in
      GAMM projects                                        $            -  $    1,700,000
                                                           ==============  ==============
    Issuance of common stock for purchase of available for
      sale securities                                      $            -  $      112,835
                                                           ==============  ==============
    Non-cash compensation                                  $    2,899,064  $            -
                                                           ==============  ==============
    Note receivable incurred from officers for
      exercise of options                                  $        6,400  $            -
                                                           ==============  ==============
    Debt incurred for purchase of property and equipment   $       68,800  $            -
                                                           ==============  ==============
    Direct payments made by OceanAir Environmental, LLC
      to NOPEC Corporation on behalf of the Company        $       50,000  $      375,000
                                                           ==============  ==============
    Debt issuance cost and beneficial conversion feature   $      174,000  $            -
                                                           ==============  ==============




See accompanying notes which are an integral part of these financial statements.

                       SOUTHERN STATES POWER COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED APRIL 30, 2001 AND 2000




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

          This acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values on the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill, which is being amortized straight line over 3 years from the date of purchase.

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

          2. Research and development of products to reduce diesel engine emissions, and development of fuel cell technology; and

          3. Electric power generation for the new energy deregulation utility markets, and improved energy production from renewable energy sources. The United States Environmental Protection Agency (USEPA) and the California Air Resources Board (CARB) have approved OxyG B-60 Biodiesel for sales and marketing in California and the United States.

                       SOUTHERN STATES POWER COMPANY, INC.

                       YEARS ENDED APRIL 30, 2001 AND 2000




(1)  Summary of Significant Accounting Policies, Continued:

     Going Concern:

          The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no material source of revenues and has sustained significant losses from operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company intends to begin recognizing significant revenue during the year 2002. Management's plans also include the sale of additional equity securities. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and will have to cease operations.



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

                       SOUTHERN STATES POWER COMPANY, INC.

                       YEARS ENDED APRIL 30, 2001 AND 2000




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

          During the two years ended April 30, 2000, the Company recorded aggregate losses of approximately $1,200,000, related to its Otay Mesa, Mexico joint venture, of which, $13,680 was incurred in 2000. The Company had entered into a joint venture with a subsidiary of B.A.T. International, Inc., a founding shareholder, providing cash investments for the development of an electric vehicle and fuel efficient manufacturing plant. Due to operating difficulties, the plant ceased operations in early 1999, and all investments were written off to expense.

          In May of 1999,  the Company  issued  approximately  485,447 shares in exchange for lease rights to thirty-five stripper wells, including three miles of new gas pipeline and refurbished storage, separation and oil facilities on 135 acres of land in Louisiana ("GAMM Project"). The investment was recorded at cost, measured by the trading value of common shares at the date of acquisition, totaling $1,700,000. Subsequently, based on information obtained from independent sources on the "swabbing" technique of gas and oil production, management concluded that an impairment existed. The "swabbing" technique is in its experimental stages and based on preliminary engineering reports, modifications and perfection of this technique would be expensive.
          Accordingly, the Company's management has recorded a valuation allowance of $1,700,000 related to the GAMM Project.

                       SOUTHERN STATES POWER COMPANY, INC.

                       YEARS ENDED APRIL 30, 2001 AND 2000




(1)  Summary of Significant Accounting Policies, Continued:

     Other Comprehensive Income (Loss):

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption had no impact on the Company's net loss. SFAS 130 requires unrealized gains or losses on the Company's available for sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive loss. Other comprehensive loss amounted to $112,835 for the year ended April 30, 2001.

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

          As of April 30, 2001, the Company had net federal operating loss carryforwards totaling approximately $9,000,000, expiring through 2019. Deferred tax assets resulting from the net operating losses have been reduced in full by a valuation allowance.

     Major Customer:

          During May 1999, the Company entered into an agreement with an Arizona school district bus service to provide OxyG B-60 bio-diesel fuel for all buses in Deer Valley School District. During the years ended April 30, 2001 and 2000, substantially all of the revenues were generated from Deer Valley School District.

     Net Loss Per Share:

          Common stock equivalents (approximately 35 million shares) have been excluded from the net loss per share calculations because their effect would reduce loss per share.

                       SOUTHERN STATES POWER COMPANY, INC.

                       YEARS ENDED APRIL 30, 2001 AND 2000




(1)  Summary of Significant Accounting Policies, Continued:

     Accounting For Stock-Based Compensation:

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which applies the fair value method of accounting for stock-based compensation plans. In accordance with this statement, the Company expects to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for years ended April 30, 2001 and 2000: weighted average risk-free interest rates of 6.15%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 0%; and a weighted average expected life of the option of 4 years. Based on the fair value of these options using the Black Scholes option pricing model, pro forma information regarding net income and earnings per share under the fair-value method has not been presented as the amounts are negligible for the years ended April 30, 2001 and 2000.

     New Accounting Pronouncements:

          Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 was initially effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

          In July 1999, SFAS No.l 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, was issued which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of this new standard will have a material impact on its financial position or results of operations.

          In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which became effective December 2000. SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The application of this SAB did not have a material effect on the Company's revenue recognition policies.

                       SOUTHERN STATES POWER COMPANY, INC.

                       YEARS ENDED APRIL 30, 2001 AND 2000





(1)  Summary of Significant Accounting Policies, Continued:

     New Accounting Pronouncements, continued:

          In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 of Accounting Principles Board Opinion No. 25 Accounting for Certain Transactions Involving Stock Compensation, which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). If the exercise price of a fixed stock option award is reduced, the award must be accounted for as variable stock option plan from the date of the modification to the date the award is exercised, is forfeited, or expires unexercised. The exercise price of an option award has been reduced if the fair value of the consideration required to be paid by the grantee upon exercise is less than or potentially less than the fair value of the consideration that was required to be paid pursuant to the award's original terms. The requirements about modifications to fixed stock option awards that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998, and will be applied prospectively as of July 1, 2000. The adoption of this interpretation did not impact the Company's financial statements.

          In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. All debt instruments entered into during 2001 have been accounted for pursuant to EITF 00-27. (See note 6).


(2)  Property and Equipment:

     A summary is as follows:

          Machinery and equipment                          $      130,202
          Leasehold improvements                                    6,468
          Office equipment                                          4,789
                                                           --------------

                                                                  141,459
          Less accumulated depreciation                             5,111
                                                           --------------
                                                           $      136,348
                                                           ==============

                       SOUTHERN STATES POWER COMPANY, INC.

                       YEARS ENDED APRIL 30, 2001 AND 2000




(3)  Goodwill:

     A summary is as follows:

          Goodwill                                          $    1,400,000
          Less accumulated amortization                          1,302,400
                                                            --------------

                                                            $       97,600
                                                            ==============

     Amortization expense amounted to $466,400 and $466,000 for the years ended April 30, 2001 and 2000, respectively.

(4)  Loan Payable, Other:

     Loan payable, other, is payable on demand, bears no interest and is unsecured.


(5)  Loan Payable, Bank and Other:

     Loan payable, bank, bears interest at 1% over prime interest rate, is unsecured, holds the personal guaranty of a shareholder and is payable in monthly installments of $2,333 starting on September 15, 2001 until paid or is fully due by February 15, 2004. Interest is payable monthly.

     Aggregate maturities of the Loan payable, bank, for each of the next five years as of April 30, 2001 are as follows:

          Year ending April 30,
              2002                                           $       18,667
              2003                                                   28,000
              2004                                                   23,333
                                                             --------------

                                                             $       70,000
                                                             ==============

                       SOUTHERN STATES POWER COMPANY, INC.

                       YEARS ENDED APRIL 30, 2001 AND 2000




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

     During August 1999, the Company issued 45,134 shares for an 8% interest (classified as available for sale securities) in two oil and gas exploration ventures, which investments were valued at the trading price of the Company's shares at date of acquisition.

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

     During the year ended April 30, 2001 and 2000, the Company issued 409,520 and 519,057 shares of its restricted common stock to various individuals in exchange for services which were recorded at the fair value of the shares at the date of issuance, respectively. Compensation expense resulting from these issuances amounted to $85,498 and $1,329,532 for the years ended April 30, 2001 and 2000, respectively.

     During March 2001, the Company entered into an agreement with Southern States Gas Gathering Systems, Inc. to terminate the Company's rights to purchase gas at a contracted rate, however, the Company has rights to lease the stripper wells. Pursuant to this agreement, Southern States Gas Gathering Systems, Inc. returned to the Company 1,150,000 common shares, which were subsequently cancelled and for which, no value has been assigned.

                       SOUTHERN STATES POWER COMPANY, INC.

                       YEARS ENDED APRIL 30, 2001 AND 2000




(6)  Stockholders' Equity, Continued:

     Convertible Debentures
     ----------------------

     During April 2001, the Company initiated a $ 1,000,000 private placement offering of its 8% debt securities convertible into shares of common stock at a conversion rate equal to 70% of the lowest closing bid prices for the Company's common stock for the preceding 30 days prior to the date of conversion. During the year ended April 30, 2001, the Company raised $174,000, all of which was converted into 1,120,694 common shares in April 2001. The Company also recorded an interest expense of $174,000 (maximum amount is limited to the face amount of the notes even though the conversion feature exceeded face value) arising from beneficial conversion feature and debt issue costs.

     Subsequent to April 30, 2001, the Company raised an additional $825,000, all of which was converted into approximately 29,500,000 common shares at the conversion rate equal to 70% of the lowest closing bid prices for the Company's common stock for the preceding 30 days prior to the date of conversion. The Company will also record an interest expense of $825,000 (maximum amount is limited to the face amount of the notes even though the conversion feature exceeded face value) arising from beneficial conversion feature and debt issue costs.

     In connection with this offering, 4 million shares are to be issued to third parties for services to be rendered. The shares issuable have been valued using the fair market value at the date of commitment and will be pro ratably recorded as debt issuance cost. As these shares had not been issued as of August 10, 2001, these are not included in outstanding common shares or net loss per share computations.


(7)  Stock Options:

     During March 1998, the Company raised $1,000,000 through the issuance of 1,000,000 shares of its common stock to The Hemisphere Group. An option to purchase an additional 1,500,000 shares of the Company's common stock were also granted, with an exercise price of $1.00 each which equaled fair value at the date of grant, and expired in March 2001 (after an extension of 1 year).

     During March 2000, the Company granted 310,000 options to OceanAir to purchase 310,000 shares of restricted common stock at an exercise price of $2.00 per share which equaled fair value at the date of grant.

     During the year ended April 30, 2001, 147,800 options were exercised by The Hemisphere Group for gross proceeds of $160,300. In addition, the Company granted, to management and directors, options to purchase 8,566,000 underlying common shares at an exercise price of $0.001 per share, of which, 6,650,000 options have been exercised through the execution of notes receivables due to the Company. The Company recorded a non-cash stock based compensation expense of $2,899,064 during the year ended April 30, 2001.

                       SOUTHERN STATES POWER COMPANY, INC.

                       YEARS ENDED APRIL 30, 2001 AND 2000




(7)  Stock Options, Continued:

     The number and weighted  average exercise prices of options granted for the
     years  ended   April  30,   2001  and  2000  are  as  follows:

                                                    2001              2000
                                             -----------------  ----------------
                                                       Average           Average
                                                      Exercise          Exercise
                                               Number   Price    Number   Price
                                             ---------  -----  ---------  -----

     Outstanding at beginning of the year      803,000  $1.37  1,050,000  $1.00
     Granted during the year                 8,566,000   0.00*   310,000   2.00
     Exercised during the year               6,797,800   0.00*   557,000   1.02
     Cancelled during the year                 655,200   1.37          -      -
     Outstanding at end of the year          1,916,000   0.00*   803,000   1.37
     Exercisable at end of the year          1,916,000   0.00*   803,000   1.37

     * Average exercise price amounted to $0.001.


(8)  Commitments:

     Rent
     ----

     The Company leases its office space in Ontario, California on a monthly basis. Rent expense under all leases amounted to $6,200 and $20,400 for the years ended April 30, 2001 and 2000, respectively.

     Termination of Agreement to Purchase of 51% Interest in NOPEC Corporation
     -------------------------------------------------------------------------

     During fiscal 2000, the Company agreed to acquire a 51% interest in NOPEC Corporation, a Lakeland, Florida based state of the art facility for processing bio-diesel fuel. The purchase price was $11,500,000, of which $1,500,000 was to be paid in cash and the balance in the Company's common stock. During the two years ended April 30, 2001, the Company had paid $690,000 of the cash obligation, which was characterized as secured notes receivable. During the year ended April 30, 2001, the Company terminated its agreement to acquire a 51% interest in NOPEC Corporation. The Company, in settlement, realized $250,000 as other income on the accompanying statement of operations.