Form 10QSB
period 2001-07-31
SOUTHERN STATES POWER CO INC
filed 2001-09-21
CIK 1042482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001


[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT  OF  1934

             For the transition period from _______________ to _______________.


                         COMMISSION FILE NUMBER O-29356


                       SOUTHERN STATES POWER COMPANY, INC.
             (Exact name of registrant as specified in its charter)


                      DELAWARE                               33-0312389
           (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)               Identification No.)

    3400 INLAND EMPIRE BOULEVARD, SUITE 101
             ONTARIO, CALIFORNIA                               91764
    (Address of principal executive offices)                 (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (909) 476-3575


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes    X     No.
               ----


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes       No    .

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 18, 2001, there were 50,753,141 shares of common stock issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                             Yes _____     No __X__
                                                -

                       SOUTHERN STATES POWER COMPANY, INC.

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item  1          Financial  Statements

Item  2          Management's  Discussion  and  Analysis  or  Plan of Operations

                                     PART II

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan,"
"believe,"  "estimate,"  "consider"  or  similar  expressions  are  used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1     FINANCIAL  STATEMENTS

                       SOUTHERN STATES POWER COMPANY, INC.
                          BALANCE SHEET - JULY 31, 2001

                                     ASSETS

     Current  Assets
        Cash                                                  $ 79,861
        Certificate  of  Deposit                               350,000
                                                               -------

     Total  Check/Savings                                      429,861

     Accounts  Receivable                                      230,039
                                                               -------
     Total  Current  Assets:                                   659,900

     Fixed  Assets:

     Fixed  Assets
        Machinery  and  Equipment-UCR                        1,457,859
        Leasehold  Improvements                                  6,467
        Accumulated  Depreciation-M&E                          <39,793>
        Accumulated  Depreciation-LI                            <2,317>
        Coachella  Plant:  Equipment  and  Machinery           130,201
                                                               -------

     Total  Fixed  Assets                                    1,552,417

     Other  Assets:

        Energy  Division
               Furniture  for  Office                            5,226
               Appliances                                          326
               Deposit                                              25
                                                                    --
          Total  Energy  Division                                5,577

          Notes  Receivable  -  Officers                         6,400
                                                                 -----

     TOTAL  ASSETS:                                          2,224,294

                                                             =========

                       SOUTHERN STATES POWER COMPANY, INC.
                      BALANCE SHEET - JULY 31, 2001 (CON'T)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Current  liabilities  -
     Accounts  payable                                        $ 74,342
     Loan  payable  -  SSG&O                                     4,563
                                                               -------

     Total  Accounts  Payable                                   78,905

     Credit  Cards
        American  Express                                        7,563
                                                               -------

      Total  Credit  Cards                                       7,563

   Other  Current  Liabilities
     Payroll  Liabilities                                        1,109
     Accrued  expenses                                          46,225
     Sales  Tax  Payable                                         9,000
     Accrued  vacation                                           4,140
     Other  loans  payable
          Wave  Tech                             13,000
          R.  Wayne  Sawyer                      33,680
          Other  loans  payable - Other          15,000
                                                 ------

               Other  loans  payable                            61,680
                                                                ------

   Total  Other  Current  Liabilities                          122,154
                                                              --------

   Total  Current  Liabilities                                 208,622

   Long  Term  Liabilities
       Loans  payable
          City  National  Bank                   70,000
          Energy  Division - UCR Gensets      1,450,000
                                              ---------

       Total  loans  payable                                 1,520,000

       Total  Long  Term  Liabilities                        1,520,000
                                                             ---------

       Total  Liabilities                                    1,728,622

       Equity
          Additional  paid  in  capital                     13,283,113
          Common  stock                                         15,658
          Retained  Earnings                               <12,690,265>
          Other  comprehensive  loss                          <112,834>

       Total  Equity                                           495,672
                                                               -------

TOTAL  LIABILITIES  &  EQUITY                              $ 2,224,294
                                                             =========

                       SOUTHERN STATES POWER COMPANY, INC.
                            STATEMENTS OF OPERATIONS

                                            For  the  three      For  the  three
                                            months  ended        months  ended
                                            July  31,  2001      July  31,  2000
                                            (Unaudited)          (Unaudited)
                                            -----------          -----------

Revenues                                      $ 198,539            $ 4,531
Cost of Revenues                                 27,262                -
                                                 ------             ------

Gross  Profit                                   171,277              4,531
Operating  Expenses:
   Research  and  development                     2,692
   Provision  for  doubtful  accounts                              675,000
   Expense  recognized  in  connection
   with  beneficial  conversion  feature        354,000
   Amortization  of  debt  issuance  costs      441,560
   Consulting  Fees                             171,427             30,642
   General  and  administrative  expenses       282,505            153,811
                                                -------            -------

   Total    expenses                          1,252,184            859,453
                                              ---------            -------
Net  loss                                 $  <1,080,907>         $<854,922>
                                              =========            =======

Net  loss  per  share-basic  and diluted        $ <0.03>          $  <0.10>

Weighted  average  number  of  shares        39,550,006          8,755,919

                       SOUTHERN STATES POWER COMPANY, INC.
                            STATEMENTS OF CASH FLOWS

                                            For  the  three      For  the  three
                                            months  ended        months  ended
                                            July  31,  2001      July  31,  2000
                                            (Unaudited)          (Unaudited)
                                            -----------           -----------

Cash  flows  provided  by  (used  for)
operating  activities:

     Net loss                                 $(1,080,907)           $(854,922)

Adjustments to reconcile net income
(loss) to net cash
Provided  by  (used  for)
operating  activities:
     Depreciation                                  37,000                  831
     Amortization  expense                         97,600              116,600
     Amortization  of  loan  costs
       and  intrinsic  value
       of  beneficial  conversion feature
       of debentures                              795,560                   -
     Stocks  issued  in
       exchange  for  services                     51,402                   -
     Bad  debt                                       -                 675,000

Changes  in  assets  and  liabilities:
(Increase)  decrease  in  assets:
     Accounts  receivable                        (230,039)              27,549
     Prepaid  expenses                              8,411                   -
     Other  receivables                            (5,577)             (14,880)

(Increase)  decrease  in  assets:
     accounts  payable  and
       accrued  expenses                         (109,574)             (38,378)
     Total  adjustments                           644,783              766,722
                                                  -------              -------


     Net  cash  used
       for operating activities                  (436,124)             (88,200)

Cash  flows  provided  by
  (used  for)  investing  activities:
   Acquisition  of  property
     and  equipment                            (1,453,070)                   -
   Loan  payable,  related  party                  (9,564)              17,900

   Net cash provided by
  (used for) investing activities              (1,462,633)              17,900

Cash  flows  provided  by
  (used  for)  financing  activities:
     Proceeds  from  sale  of  common  stock       30,000                    -
     Proceeds from loan, bank                   1,450,000                    -
     Proceeds  from  loan,  other                  21,680                    -
     Proceeds  from
     convertible debentures                       825,000                    -
     Stock  subscription  receivable                -                   70,300
                                                  -------               ------


     Net  cash  provided  by
     financing  activities                       2,326,680              70,300

                       SOUTHERN STATES POWER COMPANY, INC.
                        STATEMENTS OF CASH FLOWS (CON'T)


Net  increase  (decrease)  in  cash                427,923                  -
Cash,  beginning  of  period                         1,938                 1,000
                                                     -----                ------
Cash,  end of period                             $ 429,861               $ 1,000
                                                  ========               =======
Supplemental  disclosure
  of  cash  flow  information:
     Interest  paid                               $  1,400                  -

Supplemental  disclosure
  of  non-cash  investing  and
      financing  activities:
     Issuance  of  stock
       in exchange for services                    51, 402                  -

     Debt  issuance  cost
       and  beneficial  conversion  feature        795,560                  -



                  See notes to unaudited financial statements.

                       SOUTHERN STATES POWER COMPANY, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    THREE MONTHS ENDED JULY 31, 2001 AND 2000

Note  1  -  Basis  of  preparation:

Going  Concern:

     The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. With the exception of the revenues received from the lease of three generators each month from the University of California at Riverside, which is used to reduce the principal balance of the loan on the generators each month, there has been no other current, material source of revenue. Without realization of additional capital, from private sources, sale or continued lease of the generators owned by the Company, or the sale of biodiesel produced at it's Coachella plant, it would be unlikely for the Company to continue as a going concern. Absent revenues from one or more of these sources, substantial doubt is raised about the Company's ability to continue as a going concern. Alternatively, if the generators are sold, the Company should realize sufficient gain from such sale, together with release of the pledge of a large CD owned by the Company, which should enable it to cover it's expenses incurred in the normal course of business for an extended period of time.
However, no assurance can be given that the Company will be successful in raising additional capital , or that the Company will achieve profitability or positive cash flow.

Basis  of  Preparation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended April 30, 2001 was filed on August 28, 2001 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002.

Note  2  -  Agreement  with  U.C. Riverside and City of Riverside Public Utility

During the first quarter ended July 31, 2001 the Company entered into agreements with the University of California, Riverside, and the City of Riverside Public Utility regarding equipment to provide standby electricity in the event of a power outage. The company purchased diesel powered electrical generators which are fueled by the clean burning biodiesel fuel which the Company imports from Soybean farmers in the mid-West, and which will also be provided from biofuel produced at it's Coachella plant.

The generating equipment was purchased for a total of approximately $1,600,000 and is rented to the university on a short term lease for five months ending November 2001, for a total rental amount of $300,000. At the end of the rental period the company plans either to sell the equipment to a third party or to continue renting it to the university on terms to be negotiated.

Management estimates that the economic useful life of the equipment is 10 years, the period over which it is being depreciated.

The equipment purchase was financed by a promissory note to a bank in the amount of $1,450,000, interest at the rate of 7.5% with payments due of $60,000 per month for the first five months commencing August 15, 2001, and then 35 monthly installments of $33,362 beginning January 15, 2002. In connection with the loan the company has deposited $350,000 in a non-interest bearing account with the bank which cannot be withdrawn until the loan is repaid in full.

The loan is secured by a first lien on the equipment and is personally guaranteed to the extent of 50% of the principal balance. Two officers and directors have pledged their respective shares of SSPC, and a business associate of one of these individuals has also provided a personal guaranty.

ITEM  2     MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto including the audited financial statements and notes thereto as contained in Form 10-KSB as filed on or about August 28, 2001. In connection with, and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions the readers regarding certain forward looking statements in the following discussions and elsewhere in this report and in any other statements made by, or on behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

REVENUES
--------

     For the three months ended July 31, 2001 the company generated revenues in the amount of $198,539 from operations as compared to $4,531 for the same period a year earlier ending July 31, 2000. Accordingly, the Company realized a gross profit from operations of $171,277 during the three month period ended July 31, 2001 compared to a loss of $4,531 for the same period ending July 31, 2000 representing an increase of $166,745 in 2001. The Company anticipates that it will generate increasing revenues from Biofuel production and sales as well as those from its leasing and sales activities from generators and related equipment installed by its new energy division.

GENERAL  AND  ADMINISTRATIVE
----------------------------

     Total expenses were $1,252,184 for the three months ended July 31, 2001 compared to operating and general and administrative expenses for the comparable period in 2000 of $859,453. Part of the substantial difference between the two reporting periods resulted from a Provision for Doubtful Accounts in the amount of $675,000 which had to be charged in the report ending July 31, 2000 and which did not have to be charged for this year.

OTHER  INCOME

     During 2001 there were expenses related to the convertable debenture for a beneficial conversion ($354,000) and write off of debt issue costs ($441,560)



NET  INCOME
-----------

     Net loss for the three month period ended July 31, 2001 amounted to $1,080,000 compared to a net loss for the comparable period in the prior year of $854,922. The net loss for the 1st quarter of fiscal 2002 resulted primarily due to the following items: adjustment to Goodwill ($97,600); Depreciation of the three gensets owned by the Company ($37,000); beneficial conversion feature of the debentures which were sold ($354,000) and the Green Aero Energy consulting expense paid in common stock($441,560). These items which contributed to the relatively substantial net loss for the period were essentially non-cash expenses from the issuance and transfer of shares of stock in the Company, and are not the result of actual cash losses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company completed the conversion of debentures sold to private investors, and the conversion to common shares of the Company resulted in raising sufficient capital to pay for operational expenses incurred during the quarter; equipment and machinery for the plant being constructed in Coachella, and to pay for the down payment and pledge to purchase and acquire three (3) two megawatt generators which have been leased to the University of California at Riverside. This Lease has resulted in the Company receiving monthly lease payments of $60,000 for a five month period commencing June, 2001. Services related to installation and transformer rental in conjunction with these generators resulted in cash income of $187,500 for the Company.

     To purchase the three (3) generator sets which have been leased to UCR for five (5) months, the Company obtained a loan from City National Bank in the amount of $1,450,000, which together with the deposit and down payment, provided the $1,600,000 necessary to purchase the gensets and accessories from Energy Machinery, Inc., the vendor selling the equipment. The lease payments are sufficient to cover the monthly payments to the Bank, and after five months, the monthly payment due to the Bank is reduced to almost 50% of the current lease payments being received for these machines. Under the terms of the Lease Agreement with UCR, the Company anticipates hearing whether the Lease period is to be extended another seven (7) months under the same terms.

     The Company's financing activities are limited to private placements of the common stock of the Company, together with the sale of Debentures to various investors.

     Presently the Company has no committed lines of credit, and operates strictly from cash received from lease of the generator units and sale of product.

     As of July 31, 2001 cash and cash equivalents were $429,861, of which $350,000 was restricted as to withdrawal (see note 2 to the condensed financial statements) compared to $1,000 reported for the same period a year earlier.

     The Company anticipates that cash needs for the future will be derived from sales of product; rent received from the lease of generators, and exercise of options to purchase common stock of the Company. It is expected that the cash flow to be derived from these activities will be adequate to support the immediate cash requirements for operations of the Company. To augment this income, the Company will continue to seek private investors who are interested in participating in projects undertaken by the Company, or who are interested in seeking an equity position with the Company.

     The Company's common stock trades on the OTC Bulletin Board under the symbol "SSPC". The Company's securities have been heavily traded during the first quarter of this fiscal year, resulting in a broad spectrum of value pricing.

                                     PART II

ITEM  1          LEGAL  PROCEEDINGS

     There have been no material developments to the reportable events in the Company's Form 10-KSB filed with the SEC on August 28, 2001.

ITEM  2          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     In May, June, and July 2001, the Company issued a total of 32,319,342 shares of its common stock, without restrictive legend, upon conversion of approximately $825,000 in outstanding convertible debentures. The issuances were exempt from registration pursuant to Rule 504 of Regulation D and Rule 3(a)(9) promulgated under the Securities Act of 1933.

     In May 2001, the Company issued 4,060,000 shares of common stock, restricted in accordance with Rule 144 of the Securities Act of 1933, to Green Aero Energy, Inc., an accredited investor, as consideration for the transfer of technology valued at $441,560. The issuance was exempt from registration pursuant to Rule 4(2) of the Act of 1933.

     On June 1, 2001 the Board of Directors approved, and on June 4, 2001 the shareholders of the Company approved, an Amendment to the Company's Articles of Incorporation to effectuate an increase in the authorized common stock from 50 million shares with a par value of $0.001 to 250 million shares with a par value of $0.001. On June 1, 2001 the Board of Directors approved, and on June 4, 2001 the shareholders of the Company approved, an Amendment to the Company's Articles of Incorporation to authorize a class of preferred stock consisting of 25,000,000 shares, with a par value of $0.001. The Amendment to the Articles was effective when filed with the Delaware Secretary of State on July 11, 2001. More detailed information can be found in the Company's Definitive Schedule 14C Information Statement filed with the SEC on June 19, 2001.

     On  August  22,  2001,  the  Board of Directors of the Company approved the
Certificate of Designation of the Rights, Preferences, Privileges and Restrictions, which have not been set forth in the Certificate of Incorporation or in any Amendment thereto, of the Series A Convertible Preferred Stock of Southern States Power Company, Inc. The Board established 4,000,000 shares to be identified as Series A Convertible Preferred Stock, and further established that the shares shall each have ten (10) votes on all matters to come before shareholders, shall only be held by Directors of the Company, and upon the resignation of any Director who holds the shares, each share of Series A Convertible Preferred Stock is automatically converted into one share of Company common stock. On September 7, 2001, the Board of Directors authorized the issuance of 1,000,000 shares of Series A Convertible Preferred Stock to each of Harrison A. McCoy, III, William O. Sheaffer, and Anthony Miller.

ITEM  3          DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events which are required to be reported under this Item.

ITEM  4          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On July 4, 2001, a majority of the shareholders, in an action by written consent without a meeting, approved two proposals as set forth below. A
Schedule  14C  Information  Statement  was  filed with the SEC on June 19, 2001.

     The matters on which the shareholders voted, and the results of voting, were:

          (i) To amend the Articles of Incorporation of the Company to increase the authorized common stock from 50,000,000 shares to 250,000,000 shares

              Votes  For     Votes  Against     Votes  Withheld
              ----------     --------------     ---------------
              26,418,042          -0-                 -0-

          (ii) To amend the Articles of Incorporation of the Company to authorize a class of preferred stock consisting of 25,000,000 shares, with a par value of $0.001, the rights, privileges, and preferences of which would be determined by the Board of Directors, in their sole discretion, from time to time.

              Votes  For     Votes  Against     Votes  Withheld
              ----------     --------------     ---------------
              26,418,042           -0-                -0-

ITEM  5          OTHER  INFORMATION

     Not  applicable.

ITEM  6          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

        None.

(b)     Reports  on  Form  8-K

     On May 10, 2001, the Company filed a Form 8-K regarding the acquisition of certain technology from Green Aero Technology, Inc. by the Company's subsidiary, Power Acquisition Corp.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  September  19,  2001              Southern States  Power  Company,  Inc.

                                            /s/  William  O.  Scheaffer
                                          ______________________________

                                            By:  William  O.  Scheaffer
                                            Its:  President



Dated:  September 19, 2001                  /s/ Harrison A.  McCoy,  III
                                           ______________________________

                                            By:  Harrison  A.  McCoy,  III
                                            Its:  Treasurer