Form 10QSB
period 2001-10-31
SOUTHERN STATES POWER CO INC
filed 2001-12-17
CIK 1042482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                                   (MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ___________ TO _____________
                          COMMISSION FILE NUMBERO-29356
                          -----------------------------
                       SOUTHERN STATES POWER COMPANY, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                       DELAWARE                      33-0312389
          (State or Other Jurisdiction of        (I.R.S.  Employer
          Incorporation or Organization)       Identification Number)

                     3400 INLAND EMPIRE BOULEVARD, SUITE 101
                           ONTARIO, CALIFORNIA   91764
                           ---------------------------
           (Address of principal executive offices including zip code)
                                 (909) 476-3575
                                 --------------
               (Registrant's telephone number, including area code)
                                 NOT APPLICABLE.
                                 ---------------
    (Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: 52,988,141 shares of Common Stock, par value $0.001 per share, as of December 10, 2001.

Transitional  Small  Business  Disclosure  Format  (Check  one): Yes [  ] No [X]

SOUTHERN  STATES  POWER  COMPANY,  INC.

INDEX  TO  FORM  10-QSB


PART  I.  FINANCIAL  INFORMATION


Item  1.  Financial  Statements

         Condensed  Balance  Sheet  at
         October  31,  2001                                        3

         Condensed  Statements  of  Operations
         for  the  three  and  six  months  months  ended
         October  31,  2001  and  2000                             4

         Condensed  Statements  of  Cash  Flows
         for  the  six  months  ended  October  31,  2001
         and  2000                                                 5

         Notes  to  Condensed  Financial  Statements               7

Item  2.  Management's  Discussion  and  Analysis  and
          Plan  of  Operation                                      13


PART  II. OTHER  INFORMATION

Item  1.  Legal  Proceedings                                       16
Item  2.  Changes  in  Securities  and  Use  of  Proceeds          16
Item  3.  Defaults  Upon  Senior  Securities                       16
Item  4.  Submission  of  Matters to a Vote of Security Holders    16
Item  5.  Other  Information                                       16
Item  6.  Exhibits  and  Reports  on  Form  8-K                    16
Signatures                                                         17

ITEM  1.  FINANCIAL  STATEMENTS

                       SOUTHERN STATES POWER COMPANY, INC.
                             CONDENSED BALANCE SHEET
                                 (UNAUDITED)

                                             October 31,
                                                                    2001
                                                                ------------

ASSETS
Current assets:
  Cash and equivalents........................................ $     53,196
  Restricted Cash.............................................      350,000
  Accounts Receivable.........................................       18,410
  Inventories.................................................       35,154
  Deferred and other current assets...........................       12,445
                                                                ------------
    Total current assets......................................      469,205
                                                                ------------
Property, Plant and Equipment, net............................    1,743,713
Deposit - Energy Division.....................................        5,577
Note Receivable - Officers....................................       12,400
                                                                ------------
Total assets.................................................. $  2,230,895
                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of
    long-term debt............................................ $    542,292
  Accounts payable............................................      110,970
  Accrued interest............................................       21,603
  Accrued expenses............................................        7,006
  Other current liabilities...................................       32,708
                                                                ------------
    Total current liabilities.................................      714,579
                                                                ------------
Long-term debt................................................      933,434
Other long-term liabilities...................................       64,014
                                                                ------------
    Total liabilities.........................................    1,712,027
                                                                ------------
Commitments

Stockholders' equity:
  Preferred stock, $0.001 par value; 25,000,000
    shares authorized; none issued............................          --
  Series A convertible preferred stock, $0.001
    par value; 4,000,000 shares authorized; 3,000,0000
    issued and outstanding....................................          --
  Common stock, $0.001 par value; 250,000,000
    shares authorized; 52,988,141 issued and outstanding......       52,988
  Additional paid-in capital..................................   13,713,223
  Stock subscriptions receivable..............................      (25,000)
  Accumulated deficit.........................................  (13,109,509)
  Accumulated other comprehensive losses......................     (112,834)
                                                                ------------
     Total stockholders' equity...............................      518,868
                                                                ------------
Total liabilities and stockholders' equity.................... $  2,230,895
                                         ============
          See accompanying notes to condensed financial statements.

                       SOUTHERN STATES POWER COMPANY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                            Three Months Ended             Six Months Ended
                                               October 31,                    October 31,
                                       ----------------------------  ----------------------------
                                            2001           2000          2001           2000
                                       -------------  -------------  -------------  ------------
Net revenues                             $230,700         $5,760       $429,239        $10,291
Cost of revenues (includes
  depreciation on equipment
  for the three months ended
  October 31, 2001 and 2000 of
  $37,000 and $0, respectively;
  and $74,000 and $0 for the
  six months ended October 31,
  2001 and 2000, respectively)             35,557          7,481         99,819         7,481
                                       -------------  -------------  -------------  ------------
      Gross margin                        195,143         (1,721)       329,420         2,810
                                       -------------  -------------  -------------  ------------
OPERATING EXPENSES:
  General and administrative              287,531        172,183        433,995       217,940
  Research and development                    544             --          3,236        50,000
  Provision for doubtful accounts              --             --             --       675,000
  Depreciation and amortization             2,700        117,431        100,300       234,860
  Amortization of debt
    issuance costs                             --             --        441,560            --
  Expense recognized in connection
    with beneficial conversion
    feature                                    --             --        354,000            --
  Professional and consulting fees        287,172         33,514        458,599        64,156
                                       -------------  -------------  -------------  ------------
      Total operating expenses            577,947        323,128      1,791,690     1,241,956
                                       -------------  -------------  -------------  ------------
Loss from operations                     (382,804)      (324,849)    (1,462,270)   (1,239,146)
Interest income                                --             --             --         1,767
Interest expense                          (38,632)        (7,500)       (40,073)      (15,000)
Other income, net                           2,193        234,892          2,193       250,000
                                       -------------  -------------  -------------  ------------
NET LOSS.                               $(419,243)      $(97,457)   $(1,500,150)  $(1,002,379)
                                       =============  =============  =============  ============
Net loss per share:
     Basic and Diluted                  $   (0.01)      $  (0.01)   $     (0.03)  $     (0.11)
                                       =============  =============  =============  ============
Weighted average shares used to
 compute net loss per share:
     Basic and Diluted                 51,186,273      8,805,472     45,359,670     8,780,492
                                       =============  =============  =============  ============

          See accompanying notes to condensed financial statements.

                       SOUTHERN STATES POWER COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                 Six Months Ended
                                                                    October 31,
                                                          ------------------------------
                                                               2001            2000
                                                          -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(1,500,150)    $(1,002,379)
  Adjustments to reconcile net loss to net cash and
   cash equivalents used in operating activities:
     Depreciation and amortization                            189,545         234,860
     Amortization of debt issuance costs                      441,560              --
     Expense recognized in connection with
       beneficial conversion feature of debentures            354,000              --
     Provision for doubtful accounts                               --         675,000
     Compensation expense in connection with
       stock-based incentive plans                            189,000              --
     Common stock issued for services                         323,931              --
     Other                                                        (91)             --
     Changes in operating assets and liabilities:
       Accounts receivable                                    (18,410)         32,079
       Inventories                                            (35,154)             --
       Deferred expenses and other current assets              (9,610)          7,290
       Accounts payable and accrued expenses                  (79,666)        (26,144)
                                                          -------------    -------------
NET CASH USED IN OPERATING ACTIVITIES                        (145,045)        (79,294)
                                                          -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (1,699,311)             --
  Notes receivable                                                 --          14,015
  Other                                                        (9,564)             --
                                                          -------------    -------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES        (1,708,875)          14,015
                                                          -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                       30,000               --
  Proceeds from exercise of stock options                          --          103,300
  Short-term debt                                               2,502               --
  Proceeds from loan, bank                                  1,450,000               --
  Proceeds from loan, other                                    21,680               --
  Proceeds from convertible debentures                        825,000               --
  Principal payments on loans, bank                           (49,004)              --
  Principal payments on loans, other                               --               --
  Common stock subscribed                                     (25,000)         (33,000)
                                                          -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   2,255,178           70,300
                                                          -------------    -------------
Net increase in cash, cash equivalents
  and restricted cash                                         401,258            5,021

Cash, cash equivalents and restricted cash
  at beginning of period                                        1,938            1,000
                                                          -------------    -------------
Cash, cash equivalents and restricted cash at
 end of period                                               $403,196           $6,021
                                                          =============    =============

          See accompanying notes to condensed financial statements.



                                 SOUTHERN STATES POWER COMPANY, INC.
                           CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                           (UNAUDITED)

Supplemental disclosure of cash flow
   information:
      Interest paid                                           $18,383      $        --
                                                          =============    =============
Supplemental disclosure of non-cash
   investing and financing activities:
     Compensation expense in connection with
       stock-based incentive plans                           $189,000      $        --
                                                          =============    =============
      Issuance of stock in exchange for services             $323,931      $        --
                                                          =============    =============
     Amortization of debt issuance costs                     $441,560      $        --
                                                          =============    =============
     Expense recognized in connection with
       beneficial conversion feature of debentures           $354,000      $        --
                                                          =============    =============
      Direct payment made by OceanAir
        Environmental, LLC to NOPEC Corporation
        on behalf of the Company.  OceanAir
        received shares of the Company in exchange
        the payment                                          $     --      $    50,000
                                                          =============    =============

          See accompanying notes to condensed financial statements.

                       SOUTHERN STATES POWER COMPANY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  ORGANIZATION  AND  OPERATION  OF  THE  COMPANY

Southern States Power Company, Inc. (the "Company" or "SSPC") is a publicly traded, Delaware corporation. It was originally incorporated and chartered as Pascal Ventures Inc. in 1988, and as a result of an Amendment of the Articles of Incorporation in 1998, the name of the Company was changed to its present name of Southern States Power Company, Inc.

The corporate headquarters were located in Shreveport, Louisiana until October 2000, when they were relocated to Ontario, California. An additional regional office was established in Phoenix, Arizona early in 2001 as several of the Company's customers who were substantial consumers of biodiesel were located in the greater Phoenix area. The mission of the Company has been to develop and market innovative energy and power technologies focusing on those products and services that either improve or preserve the environment on a global basis.

During fiscal year 2000, the Company decided to enter the biodiesel fuel market. The Company has recognized the biodiesel fuel sector as the most promising of the Company's current ventures and as such has decided to dedicate the majority of the Company's resources to this division.

Biodiesel can be used alone or combined with standard diesel fuel in an effort to eliminate or reduce particulates and other emissions associated with the burning of straight diesel fuels.

The  Company's  fiscal  year  currently  ends  April  30.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

The accompanying unaudited condensed balance sheet as of October 31, 2001, and the related unaudited condensed statements of operations for the three and six months ended October 31, 2001 and 2000, and cash flows for the six months ended October 31, 2001 and 2000, have been prepared on substantially the same basis as the annual financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The condensed financial statements do not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended April 30, 2001, included in the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission (SEC) on August 28, 2001.

Certain amounts in the prior year condensed financial statements have been reclassified to conform to the current year presentation.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred cumulative losses of $13,109,509. With the exception of the revenues received from the lease of three generators each month from the University of California at Riverside, which is used to reduce the principal balance of the loan on the generators each month, there has been no other current, material source of revenue. Without realization of additional capital from private sources, sale or continued lease of the generators owned by the Company, or the sale of biodiesel produced at it's Coachella plant, it would be unlikely for the Company to continue as a going concern. Absent revenues from one or more of these sources, substantial doubt is raised about the Company's ability to continue as a going concern. Alternatively, if the generators are sold, the Company should realize sufficient gain from such sale, together with release of the pledge of a large Certificate of Deposit owned by the Company, which should enable it to cover it's expenses incurred in the normal course of business for an extended period of time. However, no assurance can be given that the Company will be successful in raising additional capital, or that the Company will achieve profitability or positive cash flow.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH  AND  CASH  EQUIVALENTS

Cash and equivalents consist of short-term instruments with original maturities of three months or less.

CONCENTRATIONS  OF  CREDIT  RISK

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Finished goods and work-in-process include material, labor and production overhead costs.

PROPERTY,  PLANT  AND  EQUIPMENT:

Property, plant and equipment, consisting of furnishings, machinery and equipment, and the biodiesel production plant located in Coachella, California, are stated at cost, less accumulated depreciation. Depreciation is begun when the assets are placed in service and computed using the straight-line method over the estimated useful lives of the assets, which range from five to ten years.

REVENUE  RECOGNITION

Revenues from sales are recorded when the collection of sales proceeds is reasonably assured and all other material conditions of the sales are met. Income on contracts in excess of one month is deferred and recognized monthly, pro-rata, over the term of the agreement.

Interest  income  is  recognized  and  accrued  in the period that it is earned.

STOCK-BASED  COMPENSATION

The Company accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of the Financial Accounting Standards Board (FASB) Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense related to options granted to employees is based on the intrinsic value or difference, if any, on the date of grant between the fair value of the Company's stock and option exercise prices.

The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS 123 and FASB Emerging Issues Task Force Issue (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

ADVERTISING

Advertising  costs  are  charged  to  operations  in  the  period  incurred.

INCOME  TAXES

Income  taxes  are  computed  under  the  provisions of the Financial Accounting
Standards Board (FASB) Statement 109 No. (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

In  accordance  with  the  requirements  of  Statement  of  Financial Accounting
Standards No. 107, the fair value amounts of financial instruments have been determined based on available market information and appropriate valuation methodology. The carrying amounts and estimated fair values of SSPC's financial assets and liabilities approximate fair value due to the short maturity of the instruments. Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, fair value cannot be determined with precision.

NOTE  3  -  EARNINGS  (LOSS)  PER  SHARE:

Basic earnings (loss) per share is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during each period.

Diluted earnings (loss) per share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. For the three and six month periods ended October 31, 2001 and for the comparable periods in fiscal 2001, stock options were not included in the calculation because the effect would have been antidilutive.

Basic loss per share presented are based on a weighted average number of shares outstanding of 51,186,273 and 8,805,472 during the three months ended October 31, 2001 and 2000, respectively, and 45,359,670 and 8,780,492 for the six months ended October 31, 2001 and 2000, respectively.

NOTE  4  -  CONSULTING  SERVICES

From time-to-time, SSPC engages, retains, and dismisses various consultants. The consultants provide various services including assisting with shareholder relations, responding to inquiries, short and long-term strategic planning, marketing SSPC to the investment community and identification and negotiation of potential acquisitions. The Company issued approximately 1.6 million shares of common stock as consideration of services pursuant to various consulting agreements in effect during the fiscal quarter ended October 31, 2001.

NOTE  5  -  STOCKHOLDERS'  EQUITY  AND  STOCK-BASED  COMPENSATION

COMMON  STOCK:

On July 11, 2001, the Company filed an amendment to the Articles of Incorporation with the Delaware Secretary of State to increase the number of authorized shares of its common stock to 250,000,000 from 50,000,000 and to authorize a class of preferred stock consisting of 25,000,000 shares, with a par value of $0.001.

SERIES  A  CONVERTIBLE  PREFERRED  STOCK:

On August 22, 2001, the Board of Directors of the Company approved the Certificate of Designation of the Rights, Preferences, Privileges and Restrictions, which have not been set forth in the Certificate of Incorporation or in any Amendment thereto, of the Series A Convertible Preferred Stock of Southern States Power Company, Inc. The Board established 4,000,000 shares to be identified as Series A Convertible Preferred Stock, and further established that the shares shall each have ten (10) votes on all matters to come before shareholders, shall only be held by Directors of the Company, and upon the resignation of any Director who holds the shares, each share of Series A Convertible Preferred Stock is automatically converted into one share of Company common stock. As of October 31, 2001, these shares have not been issued.

STOCK-BASED  COMPENSATION:

On May 31, 2001, the Company granted options with an exercise price of $0.01 per share to each member of the Board of Directors to purchase a total of 2.0 million shares of SSPC common stock over a two-year period, par value of $0.001, subject to Rule 144. Beginning on August 1, 2001, options for 250,000 shares vest on the first day of each quarter over the following two years. The options shall expire one year after vesting if unexercised.

During September 2001, the Company modified its employment agreement with its former President and Chief Executive Officer under which the Company granted options with an exercise price of $0.001 per share to purchase 1.0 million shares of SSPC common stock, par value of $0.001, subject to Rule 144. These options became vested immediately upon grant and expire in one year following the execution of the agreement.

The Company uses the intrinsic value method in accounting for its employee stock-based compensation plans. Accordingly, during the three months ended October 31, 2001, compensation expense of $189,000 was recognized for these stock option grants because the exercise price of each option was less than the market value of the underlying common stock as of the grant date for each option.

NOTE  6  -  AGREEMENT  WITH  U.C. RIVERSIDE AND CITY OF RIVERSIDE PUBLIC UTILITY

During the first quarter ended July 31, 2001 the Company entered into agreements with the University of California, Riverside, and the City of Riverside Public Utility regarding equipment to provide standby electricity in the event of a power outage. The company purchased diesel powered electrical generators, which are fueled by the clean burning biodiesel fuel, which the Company imports from Soybean farmers in the mid-West, and which will also be provided from biodiesel produced at its Coachella plant.

The generating equipment was purchased for a total of approximately $1,600,000 and is rented to the university on a short-term lease for five months ending October 2001, for a total rental amount of $300,000. At the end of the rental period the company plans either to sell the equipment to a third party or to continue renting it to the university on terms to be negotiated.

Management estimates that the economic useful life of the equipment is 10 years, the period over which it is being depreciated. The equipment purchase was financed by a promissory note to a bank in the amount of $1,450,000, interest at the rate of 7.5% initially with payments due of $60,000 per month for the first five months commencing August 15, 2001, and then 35 monthly installments of $33,362 and $33,571 for principal and interest, respectively, beginning January 15, 2002. In connection with the loan the company has deposited $350,000 in a non-interest bearing account with the bank, which cannot be withdrawn until the loan is repaid in full. As of October 31, 2001, the Company has made only one of the $60,000 installment payments due to, among other factors, delays in the equipment becoming fully operational. Management is presently negotiating the payment terms of the loan including potential offset of the escrow cash amount against the loan balance.

The loan is secured by a first lien on the equipment and is personally guaranteed to the extent of 50% of the equipment value. Two officers and directors have pledged their respective shares of SSPC, and a business associate of one of these individuals has also provided a personal guaranty.

NOTE  7  -  NEW  ACCOUNTING  STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the recognition of intangible assets and disclosure requirements. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company does not believe that SFAS No. 141 will have a material effect on its financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, extends the allowable useful lives of certain intangible assets, and requires impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and other intangible assets arising from transactions completed both before and after its effective date. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not believe that SFAS No. 142 will have a material effect on its financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that SFAS No. 143 will have a material effect on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that APB Opinion). SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 also resolves several significant implementation issues related to SFAS No. 121, such as eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment and establishing criteria to define whether a long-lived asset is held for sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe that SFAS No. 144 will have a material effect on its consolidated financial statements.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-QSB contains forward-looking statements relating to Southern States Power Company, Inc.'s operations that are based on management's current expectations, estimates and projections about the energy, power and biodiesel fuel industries. Words such as "anticipates," "expects," "intends," "plans," "projects," "believes," "seeks," "estimates" and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, SSPC undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


NET  REVENUES

Net revenues for the three and six month periods ended October 31, 2001 were $230,700 and $429,239, respectively, and increased 3,905.2% and 4,071.0%, respectively, over the same periods during fiscal 2001. Accordingly, the Company realized a gross profit from operations of $195,143 and $329,420 during the three month and six month periods ended October 31, 2001, respectively, compared to a loss of $1,721 and a gross profit of $2,810, respectively, for the same periods during fiscal 2001. The Company anticipates that it will generate increasing revenues from biodiesel production and sales as well as those from its leasing and sales activities from generators and related equipment installed by its new energy division.

OPERATING  EXPENSES

Operating expenses were $577,947 and $1,791,690 for the three and six months ended October 31, 2001, respectively, compared to operating expenses for the comparable periods in fiscal 2001 of $323,128 and $1,241,956, respectively, representing an increase of 78.9% and 44.3%, respectively. The increase in operating costs and expenses is primarily attributable to the charges to amortization of debt issuance cost ($441,560) and compensation expense related to stock-based incentive plans ($189,000) in the current fiscal year.

OTHER  INCOME  AND  EXPENSE

During the six month period ended October 31, 2001, there were expenses related to the convertible debenture for a beneficial conversion of $354,000.

NET  LOSS

Net loss for the three and six month periods ended October 31, 2001 were $419,243 and $1,500,150, respectively, compared to a net loss for the comparable periods in the prior year of $97,457 and $1,002,379, respectively, representing an decrease in net income of 330.2% and 49.7%, respectively. The net loss resulting in the current quarter of fiscal 2002 was primarily driven by the following items: amortization expense related to Goodwill of ($97,600); compensation expense in connection with stock-based incentive plans ($189,000); amortization of debt issuance costs ($441,560); expense related to beneficial conversion feature of the debentures ($354,000); and the increase in interest expense (approximately $40,000) related to current year financings.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company completed the conversion of debentures sold to private investors, and the conversion to common shares of the Company resulted in raising sufficient capital to pay for operational expenses incurred during the quarter; equipment and machinery for the plant being constructed in Coachella, and to pay for the down payment and pledge to purchase and acquire three (3) two-megawatt generators which have been leased to the University of California at Riverside. This Lease has resulted in the Company receiving monthly lease payments of $60,000 for a five-month period commencing June 2001. Services related to installation and transformer rental in conjunction with these generators resulted in cash income of $67,500 for the Company.

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

Presently, the Company has no committed lines of credit, and operates strictly from cash received from lease of the generator units and sale of product.

As of October 31, 2001, total cash, cash equivalents and restricted cash was $403,196, of which $350,000 was restricted as to withdrawal (see Note 6 to the condensed financial statements) compared to $6,021 reported for the same period a year earlier.

The Company anticipates that cash needs for the future will be derived from sales of product, rent received from the lease of generators, and exercise of options to purchase common stock of the Company. It is expected that the cash flow to be derived from these activities will be adequate to support the immediate cash requirements for operations of the Company. To augment this income, the Company will continue to seek private investors who are interested in participating in projects undertaken by the Company, or who are interested in seeking an equity position with the Company.

The Company's common stock trades on the OTC Bulletin Board under the symbol "SSPC". The Company's securities have been heavily traded during the first quarter of this fiscal year, resulting in a broad spectrum of value pricing.

                       SOUTHERN STATES POWER COMPANY, INC.

                           PART II. OTHER INFORMATION

ITEM  1:  LEGAL  PROCEEDINGS.

There have been no material developments to the reportable events in the Company's Form 10-KSB filed with the SEC on August 28, 2001.

ITEM  2:  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None.

ITEM  3:  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No  matters  were  submitted  to  a  vote.

ITEM  5:  OTHER  INFORMATION

     None.


ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     None.

(b)  Reports  on  Form  8-K  -  two  were  filed

     (1) A Current Report on Form 8-K was filed by SSPC on September 12, 2001. In this report, SSPC announced the resignation of Lawrence Taggart as President, Chief Executive Officer and Director of the Company and the resignation of Curtis Wright from the Board of Directors. Additionally, SSPC announced the appointment of William O. Scheaffer as President and Chief Operating Officer of the Company, Harrison A. McCoy, III as Chief Executive Officer and Treasurer, and Anthony Miller as Secretary of the Company.


     (2) A Current Report on Form 8-K was filed by SSPC on September 24, 2001. In this report, SSPC announced the change in its stock transfer agent from Alpha Tech Stock Transfer to Stock Transfer Agents of Lake Tahoe, Inc.

                       SOUTHERN STATES POWER COMPANY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SOUTHERN  STATES  POWER  COMPANY,  INC.
                                         (Registrant)


Date:  December  17,  2001        By:    /s/ Harrison A. McCoy, III
                                         ________________________________
                                         Harrison  A.  McCoy,  III
                                         Chairman  of  the  Board,  Chief
                                         Executive  Officer  and  Treasurer
                                         (Principal  Executive  and
                                         Financial  Officer)


Date:  December  17,  2001        By:    /s/ William O. Sheaffer
                                         _______________________________
                                         William  O.  Sheaffer
                                         President  and  Chief  Operating
                                         Officer