Form 10KSB/A
period 2001-04-30
SOUTHERN STATES POWER CO INC
filed 2002-01-09
CIK 1042482

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FIRST AMENDED
                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF  1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2001


[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

       For the transition period from _______________ to _______________.


                         COMMISSION FILE NUMBER 0-29356

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes    X     No.
                                                        ----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

     State  issuer's  revenues  for  its most recent fiscal year.       $33,197.

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $4,275,770, based on the closing price of $0.11 for the common stock on August 16, 2001.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2001, there were 15,658,933 shares of common stock, par value $0.001, issued and outstanding. As of August 16, 2001, there were 50,753,141 shares of common stock, par value $0.001, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

                     Transitional Small Business Disclosure
                               Format (check one):

                             Yes _____     No __X__
                                                -

                       SOUTHERN STATES POWER COMPANY, INC.

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item  1          Description  of  Business

Item  2          Description  of  Property

Item  3          Legal  Proceedings

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders


                                     PART II

Item  5          Market  for  Common  Equity  and  Related  Stockholder  Matters

Item  6          Management's  Discussion  and  Analysis  or  Plan of Operations

Item  7          Financial  Statements

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


                                    PART III

Item  9          Directors,  Executive  Officers, Promoters and Control Persons;
                 Compliance  with Section  16(a)  of  the  Exchange  Act.

Item  10         Executive  Compensation

Item  11         Security Ownership of Certain Beneficial Owners and Management.

Item  12         Certain  Relationships  and  Related  Transactions.

Item  13         Exhibits  and  Reports  on  Form  8-K.

                                     PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1  -  DESCRIPTION  OF  BUSINESS

HISTORY

     We  were  incorporated  in  Delaware on August 31, 1998 as Pascal Ventures,
Inc.

     On July 13, 1998, the Company entered into a Share Exchange Agreement and Plan of Reorganization with Southern States Power Company, Inc., a Louisiana corporation, and the Company changed its name to Southern States Power Company, Inc.

     In 1998, we acquired leasehold interests in Louisiana which produced crude oil, and contractual rights to natural gas production in the same area. In 1999, we wrote off this investment.

     In 1999, we purchased a plant in Sinoloa, Mexico for the purpose of extracting oil from soy beans to be grown in the area, and converting the oil into biodiesel. We also entered into a joint venture in Otay Mesa, Mexico for the development of an electric vehicle and fuel efficient manufacturing plant. The plants ceased operations in 1999.

     In October 2000, we moved our corporate headquarters from Louisiana to Ontario, California. We began construction of our biodiesel plant in the fourth quarter of this year, and have been acting as a reseller of biodiesel to customers in California and Arizona.

BUSINESS  OVERVIEW

     We have divided our business into two divisions. The Alternative Fuels Division which is responsible for the production, sales and distribution of biodiesel, and the Energy Division which is devoted to the generation of power using alternative fuel products. We are principally involved in the following areas of product development:

- The distribution of biodiesel fuels under the name brand OxyG B-60 Biodiesel utilizing agricultural products and used vegetable oils from restaurants to produce biodiesel;

- Research and development of products to reduce diesel engine emissions, and development of fuel cell technology; and

- Electric power generation for the new energy deregulation utility markets, and improved energy production from renewable energy sources. The United States Environmental Protection Agency (USEPA) and the California Air Resources Board
(CARB) have approved OxyG B-60 Biodiesel for sales and marketing in California and the United States.

The  Alternative  Fuels  Division
---------------------------------

     The primary function of our Alternative Fuels Division is to produce, sell, and distribute biodiesel. Biodiesel is a diesel fuel made from a vegetable oil, rather than a petrochemical oil base, and has been officially designated by the United States Environmental Protection Agency as an alternative fuel under the Energy Policy Act of 1992. Biodiesel is a unique alternative fuel because it can be used in diesel engines without any change or modifications to the engines, vehicles, or ground fueling equipment.

     Our management believes that tightening clean air standards and growing fossil fuel costs are forcing municipal and private commercial fleets to look toward alternative fuel products. Major biodiesel initiatives have been passed at state and federal levels across the United States. The Energy Policy Act (EP
Act) was passed in 1992 to accelerate the use of alternative fuels in the transportation sector. In this Act the government recognized fuels derived from biological materials as alternative fuels. Prior to the EP Act, the Clean Fuel Fleet Program was included as part of the Clean Air Act Amendments (1990). This program specifically describes clean fuels to include alternative fuels. Executive Order 13149 directs federal agency fleets to use alternative fuel to meet at least 51% of the vehicles' fuel needs, and requires agencies to reduce their overall petroleum consumption by at least 20% over the next five years. Further, it is also the goal of the United States Department of Energy that 20% of petroleum based motor fuel is replaced by alternative fuels by the year 2010.

     According to a report published by the United States Department of Energy, there are nearly 50 billion gallons of diesel fuel consumed annually in the United States alone, not considering the greater international consumption. We believe that biodiesel is a viable alternative for all users of diesel fuel.

Manufacturing

     This year, we started construction of a biodiesel plant in the Imperial Valley, in Southern California. As part of this project, we entered into an agreement with Imperial Western Products, located in the Imperial Valley, to supply us with recycled cooking oils, called yellow grease, which is processed into biodiesel at our plant. Imperial Western contributed the land located immediately next door to their production facility for the location of our plant, and has and will continue to contribute personnel and other materials to operate the plant. In exchange for this consideration, we have agreed with Imperial Western to share equaly in the operating expenses and profits from the plant, including profits from the sale of glycerin, which is a by-product of the chemical process to produce biodiesel. We have also entered into an agreement with Imperial Western to purchase yellow grease from time to time on terms and at a market price acceptable to both parties. Once completed, the plant will be able to produce up to 5 million gallons of biodiesel fuel per year.

     We are considering several additional sites in California, Arizona and Nevada which are suitable for the construction of additional plants.

Raw  Materials

     We currently obtain the raw materials necessary for the production of biodiesel, namely yellow grease, from one supplier, Imperial Western Products, and virgin soy oil from various soy bean processors. Our relationship with only one yellow grease supplier puts us at risk for failing to satisfy our production needs in the event of a shortage of supply or a contractual dispute with Imperial Western.

     There are numerous other potential suppliers of raw materials for the production of biodiesel, including soy bean processors, nut oil processors, and various other suppliers. We are in discussions with one or more of them to be an alternative supplier in the event Imperial Western is unable to provide our required supply, or our agreement with them is terminated.

Distribution

     Our biodiesel product will be disseminated through distributors located in Phoenix, Las Vegas, and Southern California, and we have entered into agreements with distributors in each area. Although the agreements vary, they generally provide for the purchase of biodiesel fuel at a daily quoted price, and may be terminated by either party at any time.

Customers

     During the last fiscal year, approximately 80% of our sales were to one customer, namely Rockland Materials, Inc. in Phoenix, Arizona. We anticipate that in the fiscal year ended April 30, 2002, we will expand our customer base to include several other customers to minimize the risks associated with having a few major customers.

The  Energy  Division
---------------------

     The recent power shortages in Southern California have created a new opportunity for us. In response, we have created a new Energy Division, which will focus on the sale of biodiesel to third parties who are providing standby energy created by diesel engines.

     Our Energy Division is in its development stages and is not yet operational. We do not have any estimates as when or what extent it will have an impact on our revenues or financial results.

Competition
-----------

     We are subject to competition in the biodiesel market. The market for biodiesel is relatively new and untested, and our management believes that we are a measurable participant in the market. Most of the competitors produce and market biodiesel as part of a larger operation (i.e., two are farm co-ops primarily in the soybean business, while another has a much larger interest in the business of animal products rendering) and are privately held, and thus we are unaware of their revenues, costs, and overall financial condition, and how we compare to them. Our management estimates that the largest competitors produce between one and eight million gallon each per year, while our current volume is approximately 1.5 million gallons.

     We intend to establish ourselves in the new market by producing a high quality product at a competitive price, and to distribute that product throughout Southern California. We believe our new plant will allow us to produce enough biodiesel to surpass the competition in the next fiscal year, and we have plans for additional plants in the Western United States. In addition, our energy division is expected to generate revenues through the sale of equipment and the add-on sales of biodiesel to operate that equipment.

Research  and  Development
--------------------------

     During the last two fiscal years, we have spent approximately 10% of our personnel resources, and 20% of our financial resources, on research and development activities. These costs are borne primarily by us, and are not directly passed on to our customers except in the appropriate pricing of our products.

Governmental  Regulation  and  Environmental  Matters
-----------------------------------------------------

     We currently are, and will continue to be, subject to extensive and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the United States Environmental Protection Agency (EPA), the Occupational Safety and Health Administration (OSHA), various state agencies and county and local authorities. Among other things, these regulatory bodies impose requirements to control air, soil, and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. There can be no assurance that we will not be subject to claims of employees relating to future exposure to hazardous chemicals and substances, which could have a material adverse effect on our results of operations. If we fail to comply with applicable laws and regulations, we could be subject to civil remedies, including fines and injunctions as well as potential criminal sanctions, which could have a material adverse effect on our results of operations.

     Federal and state authorities do not regulate the manufacture and sale of our specific products. As a result, compliance with regulatory authorities is not a material expense, nor does it currently have a material impact on our potential profitability. We have obtained all required general state permits and licenses to operate our facilities. There can be no assurance that our operations and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies.

Inflation
---------

     Inflation has not historically been a material factor in our operations and is not expected to have a material impact on our operations in the future.

Discontinued  Operations
------------------------

     In 1998, we entered into a joint venture with a subsidiary of B.A.T. International, Inc., to provide up to $1,200,000 in cash investments for the development of an electric vehicle and fuel efficient manufacturing plant in Otay Mesa, Mexico. Due to operating difficulties, the plant ceased operations in early 1999, and the $1,200,000 investments were written off to expense.

     In May of 1999, we issued approximately 485,447 shares in exchange for lease rights to thirty-five stripper wells, including three miles of new gas pipeline and refurbished storage, separation and oil facilities on 135 acres of land in Louisiana. The investment was recorded at cost, measured by the trading value of common shares at the date of acquisition, totaling $1,700,000. Subsequently, based on information obtained from independent sources on the "swabbing" technique of gas and oil production, our management concluded that an impairment existed. The "swabbing" technique is in its experimental stages and based on preliminary engineering reports, modifications and perfection of this technique would be expensive. Accordingly, the Company's management has recorded a valuation allowance of $1,700,000 related to the project.

     In January 2000, we agreed to acquire a 51% interest in NOPEC Corporation, a Lakeland, Florida based facility for processing bio-diesel fuel. The purchase price was $11,500,000, of which $1,500,000 was to be paid in cash and the balance in our common stock. We previously paid $690,000 of the cash obligation, which was characterized as secured notes receivable. On or about August, 2001, we terminated our agreement to acquire a 51% interest in NOPEC Corporation, and the $690,000 investment was written off.

Employees
---------

     As of August 16, 2001, we employed a total of four full-time and one part-time employees, four of which were officers, all of which were engaged in corporate and operational activities, and one of which was engaged in investor relations activities. We have also engaged independent contractors and agents to represent our products.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

     Our principal office is located at 3400 Inland Empire Blvd., Ste. 101, Ontario, California. This space is leased from the Yeager Company, and includes an executive suite, use of a conference room, and kitchen and bathroom facilities. This lease is on a month to month tenancy basis at $1,025 per month.

     We also maintain a regional office in the greater Phoenix area located at 668 North 44th Street, Ste. 300, Phoenix, Arizona. This office is leased for a six month term ending April 15, 2002 at $796 per month.

     This year, we started construction of a biodiesel plant in the Imperial Valley, in Southern California. As part of this project, we entered into an agreement with Imperial Western Products, located in the Imperial Valley, to supply us with recycled cooking oils, called yellow grease, which is processed into biodiesel at our plant. Imperial Western contributed the land located immediately next door to their production facility for the location of our plant, and has and will continue to contribute personnel to operate the plant. In exchange for this consideration, we have granted to Imperial Western an ownership interest in the plant, and the right to receive 50% of the gross profits from the sale of biodiesel, including profits from the sale of glycerin, which is a by-product of the chemical process to produce biodiesel. We have also entered into an agreement with Imperial Western to purchase yellow grease from time to time on terms and at a market price acceptable to both parties. Once completed, the plant will be able to produce up to 5 million gallons of biodiesel fuel per year.

ITEM  3  -  LEGAL  PROCEEDINGS

     We are not currently involved in any legal proceedings. During the past year, the following legal proceedings in which we were involved as defendants were resolved:

- In the matter of Nichols vs. B.A.T. International, et al, Case No. GIC 739485, filed in the Superior Court, County of San Diego in October 1999, the settlement and mutual release, which was executed on August 15, 2000, resulted in a dismissal of the case as to all parties involved in this Employment Agreement litigation. There was no monetary consideration to any party as a result of the settlement.

- The matter of Alvis vs. B.A.T. International, et al, Case No. 99AS06972 filed in the Sacramento Superior Court in December 1999 was also dismissed through a negotiated settlement which was executed on September 14, 2000. Plaintiff agreed to return 480,000 shares of common stock as part of the consideration of the settlement which is to be returned to our treasury. The settlement also included return of 45,000 shares of common stock from Gene Bunnell, which were returned to treasury.

     In the Fall of 2000, the Company contemplated filing a Complaint against certain named defendants who allegedly interfered with the contractual agreement the Company had with NOPEC Corporation in Florida. NOPEC has an existing plant capable of producing about 10 million gallons of biodiesel annually. However, the parties were able to resolve the differences, resulting in a negotiated settlement providing for the return of 256,000 shares of our common stock, and cash.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

   No matters were submitted to a vote of the security holders during the fiscal year.

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

     Our common stock is traded on the OTC Bulletin Board under the symbol SSPC. Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

     Below is a table indicating the range of high and low transaction price for the common stock for each quarterly period within the most recent two fiscal years. The information reflects inter-dealer prices, without retail, markup, markdown or commission and may not represent actual transactions.



                                      BID PRICE
PERIOD. . . . . . . . . . . . . .  HIGH        LOW


Fiscal Year Ended April 30, 2000
(May 1, 1999 to April 30, 2000)

First Quarter . . . . . . . . . .  $     4.75  $ 1.25
Second Quarter. . . . . . . . . .  $     4.75  $1.375
Third Quarter . . . . . . . . . .  $     4.00  $ 2.00
Fourth Quarter. . . . . . . . . .  $     4.50  $ 1.50

Fiscal Year Ended April 30, 2001
(May 1, 2000 to April 30, 2001)

First Quarter . . . . . . . . . .  $     2.75  $ 0.38
Second Quarter. . . . . . . . . .  $     1.01  $ 0.18
Third Quarter . . . . . . . . . .  $     0.49  $ 0.14
Fourth Quarter. . . . . . . . . .  $     0.56  $ 0.05

Fiscal Year Ended April 30, 2002
(May 1, 2001 to April 30, 2002)

First Quarter . . . . . . . . . .  $     0.65  $ 0.02
Closing Price on August 16, 2001.  $     0.12  $ 0.09



HOLDERS

     As of April 30, 2001 and August 16, 2001, there were approximately 100 holders of record of the common stock.

DIVIDEND  POLICY

     We have never declared or paid cash dividends on the common stock and anticipate that all future earnings will be retained as working capital and business expansion. The payment of any future dividends will be at the sole discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions. Therefore, there can be no assurance that any dividends on the common stock will be paid in the future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     In May 2000, we issued 97,928 shares of common stock to an individual, restricted in accordance with Rule 144. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In June 2000, we issued 25,000 shares of common stock to an individual, restricted in accordance with Rule 144. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In September 2000, we issued 154,300 shares of common stock to an individual, restricted in accordance with Rule 144. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In February 2001, we issued 174,000 shares of common stock to seven individuals, restricted in accordance with Rule 144, in exchange for services rendered to the Company. The issuance was exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933.

     In March 2001, we issued 6,075,000 shares of common stock, restricted in accordance with Rule 144, to Lawrence W. Taggart, Harrison A. McCoy III, William
O. Sheaffer, Curtis Wright, and another individual upon the exercise of warrants issued for services rendered to the Company. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In April 2001, we issued 1,053,080 shares of common stock, without restrictive legend, to several investors upon the conversion of an outstanding convertible debenture. The issuance was exempt from registration pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933.

     All the proceeds of the above offerings, unless otherwise indicated, were used for general working capital purposes.

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

     Our independent accountant has stated that the audited financial statements of Southern States Power Company, Inc. for the period ending April 30, 2001 have been prepared assuming the company will continue as a going concern. They note that the Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

RESULTS  OF  REVENUE

Revenue

     We had revenues of $33,197 for the fiscal year ended April 30, 2001, a decrease of $22,304, or 40% from $55,498 for the previous fiscal year. Revenues for both years were derived primarily from the sale and distribution of biodiesel. Revenues decreased because management focused its efforts on the expansion of overall business.

Cost  of  Revenue

     The cost of revenue for the fiscal year ended April 30, 2001 was $46,434, a decrease of $36,469, or 44% from $82,903 for the previous fiscal year. This decrease in the cost of revenue corresponds to a similar percentage decrease in our revenues.

Gross  Profit

     Gross profit was ($13,237) for the fiscal year ended April 30, 2001, as compared to ($27,402) for the previous fiscal year. This increase of $14,165, or 52%, corresponds to a similar percentage decrease in our revenues.

Selling,  General  and  Administrative

     SG&A expenses for the fiscal year ended April 30, 2001 were $4,426,202, as compared to $4,252,135 for the previous fiscal year.

     Of the SG&A expenses for the year ended April 30, 2001, research and development accounted for $203,924, or 5% of the total expenses, consulting fees accounted for $3,519,444, or 80% of the total expenses, and general and administrative expenses accounted for $702,834, or 15% of the total expenses. Of the $3,519,444 in consulting fees, approximately $3,000,000 is non-cash based compensation as a result of the issuance of stock for services.

     Of the SG&A expenses for the year ended April 30, 2000, research and development accounted for $101,616, or 2% of the total expenses, consulting fees accounted for $1,490,552, or 35% of the total expenses, a write off of our investment GAMM projects accounted for $1,700,000, or 40% of the total expenses, and general and administrative expenses accounted for $946,287, or 22% of the total expenses. Of the $1,490,552 in consulting fees, approximately $1,400,000 is non-cash based compensation as a result of the issuance of stock for services.

Net  Losses

     Our net loss for the fiscal year ended April 30, 2001 was $4,362,516 or basic and diluted net loss per share of $0.46 compared to the previous year net loss of $4,269,683 or basic and diluted net loss per share of $0.43. Net loss increased by $0.03 per share or 7%, primarily due to the non-cash stock based compensation expense. Operational expenses are expected to continue to exceed revenues in the future, resulting in continued net losses.

Liquidity  and  Capital  Requirements

     At April 30, 2001, we had an accumulated deficit of $11,609,360. Cash was equal to $1,939, and total current assets were $10,350. Property, plant and equipment was $136,348, consisting primarily of $110,000 expended for the biodiesel plant. Total assets were $244,298. We anticipate spending an additional $135,000 on the biodiesel plant in the coming fiscal year.

     Current liabilities were $324,749, consisting primarily of $256,518 in accounts payable and accrued expenses. Total stockholders deficit was $131,784 as of April 30, 2001.

     At April 30, 2001, the Company had a very limited amount of cash, and a large amount of accounts payable. The Company will need to raise additional capital to fund operating expenses. If the Company is not successful in raising additional capital, it may have to suspend operations.

ITEM  7  -  FINANCIAL  STATEMENTS

     The financial statements called for under this item appear under the caption
Index  to  Financial  Statements  (Page  F-1  hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors  and  Executive  Officers
-----------------------------------

The following table sets forth, as of April 30, 2001, the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.



Name . . . . . . . . .  Age  Position
----------------------  ---  --------------------------------------
Lawrence W. Taggart. .   58  President and Director (April 2000)
Harrison A. McCoy, III   53  Secretary and Director (Nov 1999)
William O. Sheaffer. .   66  Vice President and Director (Oct 2000)
Anthony Miller . . . .   48  Director (March 2001)


     LAWRENCE W. TAGGART joined the Company as its President and a Director in April 2000. Mr. Taggart is an attorney licensed to practice law in California since 1973. Mr. Taggart received a B.A. degree from the University of California at Berkeley in 1964, and after spending nearly four years in the Army (highest grade - Captain), attended and graduated from Western State University College of Law in 1973. He has practiced in areas of corporate and business law, real estate and civil litigation for the past five years. He also has an extensive background in Finance, having been associated with, a savings and loan association from 1971 to 1983. In addition to his professional career as an attorney, he has assumed positions of senior management with Trafalgar Mortgage Co. (from 1987 to 1989, a mortgage banking company) and Trafalgar Holdings, Inc. (from 1987 to 1988, a merchant banking company), and Basic Research (from 1994 to 1998, a technical company which developed new products in the field of telecommunications). He was President of TCS Consulting, a subsidiary of TCS Enterprises, Inc., a reporting, public company, from 1985 to 1986, and served on its Board of Directors from 1985 until 1989. Mr. Taggart served from 1972 to 1987 as an outside director on the Board of Westec Services, Inc., a company committed to environmental compliance and tech services to other companies. Additionally, Mr. Taggart served on the Board of Octus, Inc., a reporting, public company from 1997 to 1998. Mr. Taggart served as the Commission of Savings and Loan for the State of California from 1983 to 1984.

     HARRISON A. MCCOY, III joined the Company as a Vice President and Director in November 1999. Mr. McCoy is a former member (1965 to 1968) of the U.S. Army Corps of Engineers. After serving in Vietnam, Mr. McCoy obtained a BS in Chemical Engineering from Cal Poly - Pomona in 1972. He also holds an AS degree in Water/Wastewater Treatment from San Bernardino Valley College, which was obtained in 1970. Mr. McCoy has enjoyed a twenty-five year career in environment/alternative fuels/engineering/waste management fields. Most recently, from 1993 to 1998, Mr. McCoy started and managed his own entrepreneurial firm, Bioenergy Engineering and Technologies Corporation. This entity specialized in developing technology and site plans for regional integrated liquid/solid, urban/industrial waste treatment management.

     WILLIAM O. SHEAFFER joined the Company as a Vice President and Director in October 2000. He is a cum laude graduate of USC (1955) with an MBA from Pepperdine University (1971). From 1996 to 1998, Mr. Sheaffer has served as Vice President of Marketing & Managing Director for Chemical Products, Inc., a cleaning products company. Prior to that, from 1993 to 1996, he served as Senior Marketing and Business Consulting to IMPCO/KRACO, a manufacturer of alternative fuel equipment. Between 1992 and 1994, Mr. Sheaffer served as Vice President of Marketing and Sales for Harvey Universal, a dealer of industrial and retail products. From 1990 to 1992, he served as Executive Vice President of Calculated Industries, a consumer and commercial electronics concern. For the last five years Mr. Sheaffer has been involved with CEP/GEMTEK in the areas of marketing and sales of various retail products, including industrial cleaning products.

     ANTHONY MILLER joined the Company as a Director in March 2001. From 1996 to the present, Mr. Miller has served as President and a Director of U.S. Crude, Ltd., a publicly traded company located in Loma Linda, California engaged in the oil production business. From 1991 to 1996, Mr. Miller was Vice President of Wave Technology, Inc. From 1988 through 1991, Mr. Miller served in various positions for Marshall Aluminum Products, a manufacturer of completed windows with annual revenues of approximately $10 million. Mr. Miller's positions included asset recovery controller, inventory planner/buyer and quality control inspector/production supervisor. In 1978, Mr. Miller received his Bachelor of Arts degree in Business Administration from the California State University at Long Beach.

Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act  of  1934
------------------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms obtained by the Company, we believe that during fiscal year 2001 none of the filing requirements applicable to our current officers and directors were complied with.

Board  Meetings  and  Committees
--------------------------------

     During the fiscal year ended April 30, 2001, the Board of Directors met on at leat five occasions and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

     There  are  no  committees  of  the  Board.

ITEM  10  -  EXECUTIVE  COMPENSATION

Executive  Officers  and  Directors
-----------------------------------

     On March 14, 2001, we entered into employment agreements with each of Lawrence W. Taggart, Harrison A. McCoy III, and William O. Sheaffer. The agreements provide for salaries of $90,000, $90,000, and $60,000 per year, respectively. The agreements are for a term of three (3) years, with a severance scale equal to one month compensation for each month employed or working for the Company for any involuntary termination without cause.

Director  Compensation
----------------------

     The Company does not currently pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company does pay the expenses of all of its directors in attending board meetings.

Summary  Compensation  Table
----------------------------

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended April 30, 2001 and 2000. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.



                                                  SUMMARY COMPENSATION TABLE

                             Annual  Compensation                       Long  Term  Compensation
                            --------------------------------   ------------------------------------
                                                                         Awards              Payouts
                                                               --------------------------------------

                                                OTHER ANNUAL   RESTRICTED   SECURITIES         LTIP          ALL OTHER
NAME AND PRINCIPAL              SALARY   BONUS  COMPENSATION   STOCK        UNDERLYING        Payouts     COMPENSATION
POSITION                YEAR     ($)      ($)       ($)        AWARDS($)    OPTIONS SARS(#)    ($)             ($)

Lawrence W. Taggart
(President, Director)   2001  $90,000     -0-      $15,084       -0-          -0-              -0-             -0-

                        2000     -0-      -0-       -0-          -0-          -0-              -0-             -0-

Harrison A. McCoy, III
(V.P., Director)        2001  $90,000     -0-       $3,000       -0-          -0-              -0-             -0-

                        2000     -0-      -0-       -0-          -0-          -0-              -0-             -0-


William O. Sheaffer     2001  $60,000     -0-      $2,800        -0-          -0-              -0-             -0-

                        2000     -0-      -0-        -0-         -0-          -0-              -0-             -0-


Anthony Miller          2001     -0-      -0-        -0-         -0-          -0-              -0-             -0-



                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                              (INDIVIDUAL GRANTS)


                NUMBER OF SECURITIES       PERCENT OF TOTAL
                    UNDERLYING           OPTIONS/SAR'S GRANTED
                OPTIONS/SAR'S GRANTED    TO EMPLOYEES IN FISCAL     EXERCISE OF
                      (#)                      YEAR                 BASE PRICE
                                                                       ($/SH)           EXPIRATION DATE

NAME

Lawrence W. Taggart      750,000               10%                    $0.001              10/03/03 (3)
                       2,250,000               30%                    $0.001              02/06/04
                         250,000                3%                    $0.001              04/15/04

Harrison A. McCoy, III   500,000                7%                    $0.001              10/03/05 (2)
                         250,000                3%                    $0.001              12/12/03
                       2,250,000               30%                    $0.001              12/06/04
                         150,000                2%                    $0.001              04/15/04

William O. Sheaffer       50,000                1%                    $0.001              10/02/03
                         250,000                3%                    $0.001              10/03/05 (3)
                         750,000               10%                    $0.001              02/06/04
                         100,000                1%                    $0.001              04/15/04


(1)     Vests  100,000  shares  per  year  beginning  October  3,  2001.
(2)     Vests  100,000  shares  per  year  beginning  October  3,  2001.
(3)     Vests  50,000  shares  per  year  beginning  October  3,  2001.



                                      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                              AND FY-END OPTION/SAR VALUES

                                                              NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED IN-THE-
                                                              SECURITIES UNDERLYING                  MONEY OPTION/SARs
             SHARES ACQUIRED ON                              OPTIONS/SARS AT FY-END(#)                  AT FY-END ($)
NAME            EXERCISE(#)        VALUE REALIZED($)         EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE


Lawrence W. Taggart       2,750,000           1,122,250                     -0-/500,000                          -0-/54,500

Harrison A. McCoy, III    2,500,000           1,102,350                     -0-/650,000                          -0-/70,850

William O. Sheaffer         900,000             398,350                     -0-/250,000                          -0-/27,250



Compensation  of  Directors
---------------------------

     Other than Anthony Miller, the sole outside Director, the Directors have not received any compensation for serving in such capacity, and the Company does not currently contemplate compensating its Directors in the future for serving in such capacity. Mr. Miller has received $250 for each Board meeting attended, for a total of $750 during the fiscal year.

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth, as of August 16, 2001, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.




                Name and Address of                     Amount and Nature of  Percent
                                                                              ------------
Title of Class  Beneficial Owner                        Beneficial Ownership  of Class (1)
--------------  --------------------------------------  --------------------  ------------

Common . . . .  Hemisphere Group
Stock. . . . .  Newport Beach, CA                                  2,072,800          4.1%

                Green Aero Energy, Inc. (2)
Common . . . .  25809-D Business Center Dr.
Stock. . . . .  Redlands, CA 92374                                 4,000,000          7.9%

                Harrison A. McCoy III (3)
Common . . . .  7812 Jack Rabbit Lane
Stock. . . . .  E. Highlands, CA  92346                            3,575,000          7.0%

                The Covenant Trust (4)
                Trevor Taggart, Trustee
Common . . . .  P.O. Box 6182
Stock. . . . .  San Diego, CA  92166-0182                          2,500,000          4.9%

                William O. Sheaffer (5)
Common . . . .  668 North 44th St., Ste 300
Stock. . . . .  Phoenix, AZ  85008-6547                            1,416,000          2.8%

                Lawrence W. Taggart (4)(6)
Common . . . .  3400 Inland Empire Blvd., Ste 101
Stock. . . . .  Ontario, CA 91764                                  1,141,500          2.2%

                Anthony K. Miller (7)
Common . . . .  3400 Inland Empire Blvd, Suite 101
Stock. . . . .  Ontario, CA  91764                                   500,000         1.0%%

                All Officers and Directors
                as a Group (4 Persons) (3)(4)(5)(6)(7)             9,132,500         17.6%



(1)     Based  on  50,753,141  shares  outstanding.

(2) Anthony K. Miller, a Director of the Company, is also a director of Green Aero Energy, Inc. Mr. Miller is not considered to be the beneficial owner of the shares held by Green Aero Energy, Inc.

(3)     Includes  options  to  acquire  350,000  shares  of  common  stock.

(4) The spouse of Lawrence W. Taggart, a Director of the Company, is the beneficiary of The Covenant Trust and as such, Mr. Taggart is deemed to be the beneficial owner of the shares held by The Covenant Trust.

(5)     Includes  options  to  acquire  300,000  shares  of  common  stock.

(6)     Includes  options  to  acquire  350,000  shares  of  common  stock.

(7)     Includes  options  to  acquire  250,000  shares  of  common.

     The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Certain  Relationships  and  Related  Transactions
--------------------------------------------------

     On March 14, 2001, we entered into employment agreements with each of Lawrence W. Taggart, Harrison A. McCoy III, and William O. Sheaffer. The agreements provide for salaries of $90,000, $90,000, and $60,000 per year, respectively. The agreements are for a term of three (3) years, with a severance scale equal to one month compensation for each month employed or working for the Company for any involuntary termination without cause.

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)     EXHIBITS


     EXHIBIT  NO.               DESCRIPTION
     ------------               -----------

     3.1  (1)               Certificate  of  Incorporation,  as  amended, of the
                            Registrant.

     3.2  (1)               By-laws  of  the  Registrant

     10.1                   Employment  Agreement  with  Lawrence  W.  Taggart.

     10.2                   Employment  Agreement  with Harrison A. McCoy, III.

     10.3                   Employment  Agreement  with  William  O.  Sheaffer.
__________
     (1) Incorporated by reference from Registrant's Form 10-SB filed with the Commission on July 2, 1997.

     (B)     REPORTS  ON  FORM  8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of The Securities Act of 1993, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                             SOUTHERN STATES POWER COMPANY, INC.


Dated:  January  2,  2002            By:      /s/  William  O. Sheaffer
                                              --------------------------
                                              William O. Sheaffer
                                              President and Director


     In accordance with The Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated:  January  2,  2002            By:      /s/  William O.Sheaffer
                                              ------------------------
                                              William O. Sheaffer
                                              President, Secretary, and Director

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




/s/ Stonefield Josephson, Inc.
-----------------------------
Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

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