Form 10QSB
period 2002-01-31
SOUTHERN STATES POWER CO INC
filed 2002-03-18
CIK 1042482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -------------------------------------------
                                   FORM 10-QSB
                   -------------------------------------------

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002

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

                                 (909) 476-3575
                                 --------------
              (Registrant's telephone number, including area code)
              ----------------------------------------------------
                                 Not Applicable
                                 --------------
      (Former name, former address and former fiscal year, if changed since last report)

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

       State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: 57,136,316 shares of Common Stock, par value $0.001 per share, as of March 8, 2002.

       Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                       SOUTHERN STATES POWER COMPANY, INC.

                              INDEX TO FORM 10-QSB


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheet at
           January 31, 2002                                                    3

           Condensed Statements of Operations
           for the three and nine months months ended
           January 31, 2002 and 2001                                           4

           Condensed Statements of Cash Flows
           for the nine months ended January 31, 2002
           and 2001                                                            5

           Notes to Condensed Financial Statements                             7

Item 2.    Management's Discussion and Analysis and
           Plan of Operation                                                  13


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  15

Item 2.    Changes in Securities and Use of Proceeds                          15

Item 3.    Defaults Upon Senior Securities                                    15

Item 4.    Submission of Matters to a Vote of Security Holders                15

Item 5.    Other Information                                                  15

Item 6.    Exhibits and Reports on Form 8-K                                   16

           Signatures                                                         17

ITEM 1.  FINANCIAL STATEMENTS

                       SOUTHERN STATES POWER COMPANY, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                   January 31,
                                                                      2002
                                                                 --------------
ASSETS
Current assets:
  Cash and equivalents ...................................       $        8,362
  Restricted Cash ........................................              170,000
  Accounts Receivable ....................................               18,112
  Inventories ............................................               50,346
  Deferred and other current assets ......................              170,625
                                                                 --------------
    Total current assets .................................              417,445
                                                                 --------------
Property, Plant and Equipment, net .......................            1,747,862
Deposit - Energy Division ................................                5,577
Note Receivable - Officers ...............................               12,400
                                                                 --------------
Total assets .............................................       $    2,183,284
                                                                 ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of
    long-term debt .......................................       $      563,888
  Accounts payable .......................................              102,418
  Accrued expenses .......................................               28,006
  Accrued interest .......................................                2,014
  Other current liabilities ..............................               32,201
                                                                 --------------
    Total current liabilities ............................              728,527
                                                                 --------------
Long-term debt and convertible debentures ................              980,855
Other long-term liabilities ..............................               61,224
                                                                 --------------
   Total liabilities .....................................            1,770,606
                                                                 --------------
Commitments

Stockholders' equity:
 Preferred stock, $0.001 par value; 25,000,000
   shares authorized; none issued ........................                   --
 Series A convertible preferred stock, $0.001
   par value; 4,000,000 shares authorized; 3,000,0000
   issued and outstanding ................................                3,000
 Common stock, $0.001 par value; 250,000,000
   shares authorized; 57,136,316 issued and outstanding ..               57,136
 Additional paid-in capital ..............................           14,199,160
 Stock subscriptions receivable ..........................              (25,000)
 Accumulated deficit .....................................          (13,821,618)
                                                                 --------------
   Total stockholders' equity ............................              412,678
                                                                 --------------
Total liabilities and stockholders' equity ...............       $    2,183,284
                                                                 ==============





           See accompanying notes to condensed financial statements.

                                    SOUTHERN STATES POWER COMPANY, INC.
                                     CONDENSED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 JANUARY 31,                       JANUARY 31,
                                        ------------------------------  -----------------------------------
                                            2002            2001              2002              2001
                                        ------------  ----------------  ----------------  -----------------
Net revenues .........................  $     6,852   $        21,448   $       436,091   $        31,739
Cost of revenues (includes
  depreciation on equipment
  for the three months ended
  January 31, 2002 and 2001 of
  $0 and $0, respectively;
  and $74,000 and $0 for the
  nine months ended January 31,
  2002 and 2001, respectively) .......        2,759            38,952           102,578            46,433
                                        -----------   ---------------   ---------------   ---------------
    Gross margin .....................        4,093           (17,504)          333,513           (14,694)
                                        -----------   ---------------   ---------------   ---------------

OPERATING EXPENSES:
  General and adninistrative .........      197,701         1,871,815           631,696         2,104,756
  Research and development ...........        3,255                --             6,491            50,000
  Provision for doubtful accounts ....           --          (630,250)               --            44,750
  Depreciation and amortization ......       43,731           117,432           144,031           352,292
  Amortization of debt
   issuance costs and discount .......        4,175                --           445,735                --
  Expense recognized in connection
   with beneficial conversion
   feature ...........................           --                --           354,000                --
  Professional and consulting fees ...      349,583           150,427           808,182           214,583
  Loss due to a permanent decline
   in the value of available
   for sale securities ...............      112,834                --           112,834                --
                                        -----------   ---------------   ---------------   ---------------
    Total operating expenses                711,279         1,509,424         2,502,969         2,766,381
                                        -----------   ---------------   ---------------   ---------------
Loss from operations                       (707,186)       (1,526,928)       (2,169,456)       (2,781,075)
Interest expense                            (10,379)          (26,265)          (50,452)          (26,265)
Other income, net                             5,457                --             7,650           251,767
                                        -----------   ---------------   ---------------   ---------------
NET LOSS                                $  (712,108)  $    (1,553,193)  $    (2,212,258)  $    (2,555,573)
                                        ===========   ===============   ===============   ===============
Net loss per share:
   Basic and Diluted                    $     (0.01)  $         (0.18)  $         (0.06)  $         (0.29)
                                        ===========   ===============   ===============   ===============

Weighted average shares used
  to compute net loss per share:
   Basic and Diluted                     53,564,820         8,871,719        35,385,043         8,811,411
                                        ===========   ===============   ===============   ===============





           See accompanying notes to condensed financial statements.

                                 SOUTHERN STATES POWER COMPANY, INC.
                                 CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                               JANUARY 31,
                                                                     -------------------------------
                                                                         2002                  2001
                                                                     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................    $  (2,212,258)    $  (2,555,573)
Adjustments to reconcile net loss to net cash and
cash equivalents used in operating activities:
 Depreciation and amortization ..................................          233,275           352,292
 Amortization of debt issuance costs and discount ...............          445,735                --
 Expense recognized in connection with
  beneficial conversion feature of debentures ...................          354,000                --
 Compensation expense in connection with
  stock-based incentive plans ...................................          259,000                --
 Series A Convertible Preferred
  stock issued for services .....................................          180,000                --
 Common stock issued for services ...............................          322,711         1,798,500
 Loss due to a permanent decline in the
  value of available for sale securities ........................          112,834                --
 Other ..........................................................           (1,398)               --
 Changes in operating assets and liabilities:
  Accounts receivable ...........................................          (18,112)           16,079
  Inventories ...................................................          (50,346)               --
  Deferred expenses and other current assets ....................          (27,184)            7,290
  Accounts payable and accrued expenses .........................          (87,314)           (6,370)
                                                                     -------------     -------------
NET CASH USED IN OPERATING ACTIVITIES ...........................         (489,057)         (387,782)
                                                                     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .........................................       (1,747,190)               --
   Notes receivable                                                             --           250,000
   Other ........................................................           (9,564)           10,482
                                                                     -------------     -------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                     (1,756,754)          260,482
                                                                     -------------     -------------


                           (-continued on next page-)
            See accompanying notes to condensed financial statements.

                                 SOUTHERN STATES POWER COMPANY, INC.
                           CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                             (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                                JANUARY 31,
                                                                   ---------------------------------
                                                                        2002                2001
                                                                   ---------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock .......................              60,005                --
Proceeds from exercise of stock options ......................                  --           160,300
Short-term debt ..............................................               2,502                --
Proceeds from loan, bank .....................................           1,450,000                --
Proceeds from loan, other ....................................              21,680                --
Proceeds from convertible debentures .........................           1,125,000                --
Principal payments on loans, bank ............................            (201,899)               --
Principal payments on loans, other ...........................                  --                --
Common stock subscribed ......................................             (25,000)          (33,000)
Other ........................................................             (10,053)               --
                                                                   ---------------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ....................           2,422,235           127,300
                                                                   ---------------     -------------
Net increase in cash, cash equivalents
  and restricted cash ........................................             176,424                --
Cash, cash equivalents and restricted cash
  at beginning of period .....................................               1,938             1,000
                                                                   ---------------     -------------
Cash, cash equivalents and restricted cash at
  end of period ..............................................     $       178,362     $       1,000
                                                                   ===============     =============
Supplemental disclosure of cash flow
  information:
    Interest paid ............................................     $        44,324     $          --
                                                                   ===============     =============
Supplemental disclosure of non-cash
  investing and financing activities:
   Compensation expense in connection with
    stock-based incentive plans .............................      $       259,000    $           --
                                                                   ===============     =============
   Issuance of stock in exchange for services ...............      $       502,711    $    1,798,500
                                                                   ===============     =============
   Amortization of debt issuance costs and discount .........      $       445,735    $           --
                                                                   ===============     =============
   Expense recognized in connection with
    beneficial conversion feature of debentures ..............     $       354,000    $           --
                                                                   ===============     =============
   Loss due to a permanent decline in the
    value of available for sale securities ...................     $       112,834    $           --
                                                                   ===============     =============
    Direct payment made by OceanAir Environmental,
     LLC to NOPEC Corporation on behalf of the
     Company. OceanAir received shares of the
     Company in exchange for the payment .....................     $            --     $      50,000
                                                                   ===============     =============


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

         During fiscal year 2000, the Company decided to enter the biodiesel fuel market. The Company has recognized the biodiesel fuel sector as the most promising of the Company's current ventures and as such has decided to dedicate the majority of the Company's resources to the production and marketing of biodiesel fuel.

         Biodiesel can be used alone or combined with standard diesel fuel in an effort to eliminate or reduce particulates and other emissions associated with the burning of straight diesel fuels.

         The Company's fiscal year currently ends April 30.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

         The accompanying unaudited condensed balance sheet as of January 31, 2002, and the related unaudited condensed statements of operations for the three and nine months ended January 31, 2002 and 2001, and cash flows for the nine months ended January 31, 2002 and 2001, have been prepared on substantially the same basis as the annual financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The condensed financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended April 30, 2001, included in the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission (SEC) on August 28, 2001.

         Certain amounts in the prior year condensed financial statements have been reclassified to conform to the current year presentation.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred cumulative losses of $13,821,618. Without realization of additional capital from private sources, the sale or renegotiated lease of the generators owned by the Company, or the sale of biodiesel produced from the Coachella plant or other facilities, it would be unlikely for the Company to continue as a going concern. Alternatively, if the generators are sold or if biodiesel sales are produced from the Coachella plant or if private investors are identified who are willing to invest in the Company, the Company should be able to fund its expenses incurred in the normal course of business. However, no assurance can be given that the Company will be successful in raising capital, or that the Company will achieve profitability or positive cash flow.

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

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of short-term instruments with original maturities of three months or less.

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

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, consisting of furnishings, machinery and equipment, and the biodiesel production plant located in Coachella, California (the "Coachella Facility"), are stated at cost, less accumulated depreciation. Depreciation is begun when the assets are placed in service and computed using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. The Coachella Facility was held for sale as of January 31, 2002.

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

NOTE 3 - EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during each period.

         Diluted earnings (loss) per share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. For the three and nine month periods ended January 31, 2002 and for the comparable periods in fiscal 2001, stock options were not included in the calculation because the effect would have been antidilutive.

         Basic loss per share presented are based on a weighted average number of shares outstanding of 53,564,820 and 8,871,719 during the three months ended January 31, 2002 and 2001, respectively, and 35,385,043 and 8,811,411 for the nine months ended January 31, 2002 and 2001, respectively.

NOTE 4 - SHARES ISSUED IN EXCHANGE FOR SERVICES

         From time-to-time, SSPC engages, retains, and dismisses various consultants. The consultants provide various services including assisting with shareholder relations, responding to inquiries, short and long-term strategic planning, marketing SSPC to the investment community and identification and negotiation of potential acquisitions. The Company issued approximately 313,000 shares of common stock as consideration of services pursuant to various consulting agreements in effect during the fiscal quarter ended January 31, 2002 and canceled approximately 334,000 shares.

         During the quarter ended January 31, 2002, the Company received 334,000 shares of its stock which were held by NOPEC Corporation in settlement of an action brought by the Company against them. The shares were recorded at their fair value of approximately $.06 per share at date of receipt.

NOTE 5 - EQUITY LINE OF CREDIT AND CONVERTIBLE DEBENTURES

EQUITY LINE OF CREDIT

         On December 5, 2001, the Company entered into an Equity Line of Credit ("Equity Line of Credit") with Cornell Capital Partners, L.P. ("Cornell Capital Partners"). The Equity Line of Credit was amended and restated as of March 8, 2002. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically sell to Cornell Capital Partners $10 million of common stock to fund its working capital needs. The periodic sale of shares shall be accounted for as an advance and may be requested every 5 trading days. The Company may request advances under the Equity Line of Credit once the underlying shares are registered with the SEC. Thereafter, it may continue to request advances until Cornell Capital Partners has advanced $10 million or 24 months after the effectiveness of the accompanying registration statement, whichever occurs first. The Company is limited to a maximum of $750,000 of advances in any 30-day period.

         Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 90% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners will retain 5% of each advance under the Equity Line of Credit. In addition, under the Equity Line of Credit, the Company shall issue 4,468,750 shares of its common stock to Cornell Capital Partners as a commitment fee. The Company has engaged an unaffiliated registered broker-dealer to act as its exclusive placement agent in connection with the Equity Line of Credit. As of January 31, 2002, the Company had issued 2,343,750 shares of its common stock as a part of its commitment fee and no shares had been sold under the Equity Line of Credit.

CONVERTIBLE DEBENTURES

         In December 2001, the Company issued $300,000 of convertible debentures, from which it received net proceeds of approximately $270,000. These debentures accrue interest at 5% per year and are convertible into shares of common stock at a conversion price equal to either (a) 120% of the closing bid price of SSPC's common stock as of December 13, 2001, or (b) 80% of the average of the 3 lowest closing bid prices of SSPC's common stock for the 5 days prior to conversion. At the Company's option, these debentures may be paid in cash at a 20% penalty or converted into shares of common stock on the second anniversary unless converted earlier by the holder. The Company paid fees of $30,000 to Cornell Capital Partners in connection with this offering. The Company recorded a discount in the amount of $75,000, related to the beneficial conversion feature which is being amortized using the interest method over the term of the debentures.

         In December 2001, the Company issued a warrant to purchase 200,000 shares of common stock to Cornell Capital Partners in connection with the $300,000 convertible debenture offering. The warrant is exercisable into shares of common stock at an exercise price of 110% of the closing bid price of the Company's common stock as of December 20, 2001. The warrant expires 60 months from December 13, 2001.

NOTE 6 - STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

COMMON STOCK

         On July 11, 2001, the Company filed an amendment to the Articles of Incorporation with the Delaware Secretary of State to increase the number of authorized shares of its common stock to 250,000,000 from 50,000,000 and to authorize a class of preferred stock consisting of 25,000,000 shares, with a par value of $0.001.

         During the quarter ended January 31, 2002, the Company issued 1.8 million shares of its common stock, subject to Regulation D, under a private placement in exchange for $55,500 in cash, of which, approximately $25,000 was received in the prior quarter. All of the proceeds were used for operating expenses.

SERIES A CONVERTIBLE PREFERRED STOCK

         On August 22, 2001, the Board of Directors of the Company approved the Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of the Series A Convertible Preferred Stock of Southern States Power Company, Inc. The Company filed the Certificate of Designation with the Delaware Secretary of State on August 27, 2001. The Board established 4,000,000 shares to be identified as Series A Convertible Preferred Stock, and further established that the shares shall each have ten (10) votes on all matters to come before shareholders, shall only be held by Directors of the Company, and upon the resignation of any Director who holds the shares, each share of Series A Convertible Preferred Stock is automatically converted into one share of Company common stock. On December 20, 2001, the Company issued 3,000,000 shares of Series A Convertible Preferred Stock, which were recorded at the value ($.06) of the common stock into which they were convertible at that date, to the Company's Chief Executive Officer, the President, and a Director. As of January 31, 2002, 3,000,000 shares were issued and outstanding.

STOCK-BASED COMPENSATION

         On May 31, 2001, the Company granted options with an exercise price of $0.01 per share to each member of the Board of Directors and the Company's General Counsel to purchase a total of 2.0 million restricted shares of SSPC common stock over a two-year period. Beginning on August 1, 2001, options for 250,000 shares vest on the first day of each quarter over the following two years. The options shall expire one year after vesting if unexercised.

         During September 2001, the Company modified its employment agreement with its former President and Chief Executive Officer under which the Company granted options with an exercise price of $0.001 per share to purchase 1.0 million restricted shares of SSPC common stock. These options became vested immediately upon grant and expire in one year following the execution of the agreement.

NOTE 7 - AGREEMENT WITH THE UNIVERSITY OF CALIFORNIA AT RIVERSIDE AND THE CITY OF RIVERSIDE PUBLIC UTILITY

         During the first quarter ended July 31, 2001 the Company entered into agreements with the University of California at Riverside ("UCR"), and the City of Riverside Public Utility regarding equipment to provide standby electricity in the event of a power outage. The company purchased diesel powered electrical generators, which are fueled by the clean burning biodiesel fuel, which the

Company imports from Soybean farmers in the mid-West, and which will also be provided from biodiesel produced at the Coachella plant.

         The generating equipment was purchased for a total of approximately $1,600,000 and was rented to UCR on a short-term lease for five months ending October 2001, for a total rental amount of $300,000. In late February 2002, UCR advised the Company that it would not continue to rent nor elect to purchase the generating equipment. The Company is presently in discussions with certain power developers for the sale of the generating equipment.

         Management estimates that the economic useful life of the equipment is 10 years, the period over which it is being depreciated. The equipment purchase was financed by a promissory note to a bank in the amount of $1,450,000, interest at the rate of 7.5% initially with payments of $60,000 per month for the first five months commencing August 15, 2001, and then 36 monthly installments of approximately $33,500 beginning January 15, 2002. In connection with the loan, the Company deposited $350,000 in a certificate of deposit ("CD") with the bank, which cannot be withdrawn until the loan is repaid in full.
During November 2001, management renegotiated the payment terms of the loan, which included the transfer of funds from the CD to make the periodic principal and interest payments. As of January 31, 2002, total loan payments of $180,000 were transferred from the CD. The bank has indicated that it will continue to make the periodic principal payments from the CD until the balance is exhausted and the Company will make all interest payments. The Company shall make the remaining principal and interest payments once the balance of the CD is exhausted.

         The loan is secured by a first lien on the equipment. An officer and director and a former officer and director have pledged their respective shares of SSPC, to a business associate in exchange for a personal guaranty of the loan to the bank in the amount of $800,000.

NOTE 8 - SUBSEQUENT EVENTS

PURCHASE OF CARDLOCK FACILITY

         On or about February 6, 2002, the Company entered into an agreement with Kinder Morgan Energy Partners, LP & Cardlock, LLC (the "Seller") for the acquisition of equipment and assets relating to a cardlock facility located in Phoenix, Arizona. The agreement includes the purchase of all the equipment, movable assets and personal property owned by the Seller. The purchase price is $395,000. Under the terms of the agreement, the acquisition is expected to be consummated on March 31, 2002, but may be extended 30 days if necessary.

         In connection with this transaction, on January 24, 2002, the Company entered into a Sublease Agreement with the Seller. The Sublease Agreement will be effective simultaneously with the consumation of the Purchase Agreement with respect to the equipment and assets located at the cardlock facility. The Sublease Agreement pertains to the property on which the equipment and assets are located. The term of the Sublease Agreement is 142 months and will expire on December 31, 2013.

FEEDSTOCK SUBSIDY UNDER U.S. DEPARTMENT OF AGRICULTURE BIO-ENERGY PROGRAM

         On February 12, 2002, the Company received notification that its application had been approved for the 2002 United States Department of Agriculture (USDA) Bio-Energy Subsidy Program (CCC-850). Under the subsidy, the Company will be reimbursed quarterly for purchases of bio-based feedstock used in the production of biodiesel. All biodiesel produced from soy oil by SSPC for fiscal year 2002, up to a maximum amount of $7.5 million, will be eligible under the Bio-Energy subsidy program. The subsidy includes biodiesel produced from the Coachella plant, as well as any soy-based biodiesel produced at other designated planned facilities.

SALE OF INTEREST IN THE COACHELLA FACILITY

         On February 19, 2002, the Company finalized the sale of its interest in the Coachella Facility and certain related assets including equipment and existing inventories to Imperial Western Products, Inc. ("IWP") for approximately $258,000. Under the terms of the agreement with IWP, the parties will share an equal distribution of the revenues from fuel produced at the Coachella facility, which will remain unchanged for a minimum of 12 months, with the option to extend this arrangement with the approval of both parties. The Company will retain 50% of the profit in addition to a $0.10 per gallon royalty for all fuel produced and sold under the USDA subsidy program, which has been assigned to the Coachella facility. In addition, as part of this transaction the Company assigned its USDA subsidy to IWP, allowing the Company to fulfill its $7.5 million subsidy through other designated planned facilities. As a result of the transaction, the Company will record a gain on sale of assets of approximately $42,000. The Coachella facility had no significant production or sales for the nine months ended January 31, 2002.

RIVERSIDE, CALIFORNIA LAND PURCHASE

         The Company has negotiated  the terms of a land purchase  consisting of
7.73 acres located in Riverside County, California. The parcel is located in an industrial development area and is served by rail, which makes this a strategic location for the construction of a major biodiesel manufacturing facility in the western region of the country. The Company is contemplating constructing a multi-million gallon facility at this site, which would include substantial storage capacity. A Letter of Intent has been delivered by the Company to the Sellers.

MEMORANDUM OF UNDERSTANDING WITH LURGI, PSI, INC.

         During  March  2002,   the  Company   entered  into  a  Memorandum   of
Understanding with Lurgi, PSI, Inc. outlining the Company's intention to develop a 30 million gallon per year biodiesel facility in Riverside, California.


NOTE  9 - NEW ACCOUNTING STANDARDS

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

NET REVENUES

         Net revenues for the three and nine month periods ended January 31, 2002 were $6,852 and $436,091, respectively, which represented a decrease of 68% and an increase of 1,274%, respectively, over the same periods during fiscal 2001. Accordingly, the Company realized a gross profit from operations of $4,093 and $333,513 during the three month and nine month periods ended January 31, 2002, respectively, compared to a gross margin loss of $17,504 and $14,694, respectively, for the same periods during fiscal 2001. The Company anticipates that it will generate increasing revenues from our revenue participation from the Coachella plant and that it will either sell or re-lease the generators within the next six months. Both the sale of biodiesel from the Coachella plant and the sale or re-leasing of the generators will have a substantial impact on the Company's current revenues.

OPERATING EXPENSES

         Operating expenses were $711,279 and $2,502,969 for the three and nine months ended January 31, 2002, respectively, compared to operating expenses for the comparable periods in fiscal 2001 of $1,509,424 and $2,766,381, respectively, representing a decrease of 53% and 10%, respectively. The decrease in operating costs and expenses is primarily attributable to the significant decreases in general and administrative costs in the current fiscal year.

         During the nine month period ended January 31, 2002, there were expenses related to the convertible debenture for a beneficial conversion of $354,000.

NET LOSS

         Net loss for the three and nine month periods ended January 31, 2002 were $712,108 and $2,212,258, respectively, compared to a net loss for the comparable periods in the prior year of $1,553,193 and $2,555,573, respectively, representing a decrease in net loss of 55% and 13%, respectively. The net loss resulting in the nine month period ended January 31, 2002 was primarily driven by the following items: amortization expense related to Goodwill of ($97,600); compensation expense in connection with stock-based incentive plans ($259,000); preferred and common stock issued in exchange for services ($502,711); amortization of debt issuance costs and discounts ($445,735); expense related to beneficial conversion feature of the debentures ($354,000); loss due to permanent decline in available for sale securities ($112,834); and the increase in interest expense (approximately $50,000) related to current year financings.

LIQUIDITY AND CAPITAL RESOURCES

         During the current quarter, the Company issued $300,000 of convertible debentures from which the Company received net proceeds of approximately $270,000, which resulted in raising sufficient capital to pay for operational expenses incurred during the quarter.

         To purchase the three (3) generator sets which had been leased to UCR for five (5) months, the Company obtained a loan from City National Bank in the amount of $1,450,000, which together with the deposit and down payment, provided the $1,600,000 necessary to purchase the gensets and accessories from Energy Machinery, Inc., the vendor selling the equipment and, thereafter, the monthly payments to the bank were reduced to almost 50% of the prior monthly payment. Under the terms of the Lease Agreement with UCR, UCR has advised the Company that it will not extend the Lease period nor does it intend to purchase the generators from the Company.

         The Company's financing activities are primarily limited to private placements of the common stock of the Company, an equity line of credit arrangement with Cornell Capital Partners, L.P., and the sale of convertible debentures to various investors.

         As of January 31, 2002, total cash, cash equivalents and restricted cash was $178,362, of which approximately $170,000 was restricted as to withdrawal (see Note 6 to the condensed financial statements) compared to $1,000 reported for the same period a year earlier.

         The Company anticipates that cash needs for the future will be derived from our revenue participation from the Coachella plant, sales of biodiesel fuel brokered through the Company, and the sale or re-leasing of the Company's generators and from the Equity Line of Credit. The Company intends to continue to seek private investors who are interested in seeking equity in the Company or who are interested in participating in projects undertaken by the Company. It is expected that the cash flow to be derived from these activities will be adequate to support the immediate cash requirements for operations of the Company.

         The Company's common stock trades on the OTC Bulletin Board under the symbol "SSPC".

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         There have been no material developments to the reportable events in the Company's Form 10-KSB filed with the SEC on August 28, 2001.


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

         In May 2001, the Company issued options to Harrison A. McCoy, III, William O. Sheaffer, Anthony Miller and Lawrence W. Taggert to purchase 2,000,000 restricted shares of the Company's common stock, respectively. Beginning on August 1, 2001, options for 250,000 shares vest for each of these individuals on the first day of each quarter over the following two years at an exercise price of $0.01 per share. The options expire one year after vesting if unexercised.

         In September 2001, the Company issued options to Lawrence W. Taggart to purchase 1,000,000 restricted shares of the Company's common stock pursuant to a modified employment agreement. These options are immediately exercisable at a price of $0.001 per share and will expire one year from the date of the agreement.

         In December 2001, the Company issued a total of 3,000,000 shares of Series A Convertible Preferred Stock to Harrison A. McCoy, III, William Sheaffer and Anthony Miller, in connection with their service as members of the Company's Board of Directors.

         In December 2001, the Company issued $250,000 of convertible debentures, from which it received net proceeds of approximately $220,000. These debentures accrue interest at 5% per year and are convertible into shares of common stock at a conversion price equal to either (a) 120% of the closing bid price of the Company's common stock as of December 13, 2001, or (b) 80% of the average of the 3 lowest closing bid prices of the Company's common stock for the 5 days prior to conversion. At the Company's option, these debentures may be paid in cash at a 20% penalty or converted into shares of the Company's common stock on the second anniversary unless converted earlier by the holder. The Company paid fees of $30,000 to Cornell Capital Partners, L.P. in connection with this offering.

         In December 2001, the Company issued a warrant to purchase 200,000 shares of common stock to Cornell Capital Partners in connection with the $300,000 convertible debenture offering. The warrant is exercisable into shares of common stock at an exercise price of 110% of the closing bid price of the Company's common stock as of December 20, 2001. The warrant expires 60 months from December 13, 2001.

         In December 2001, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners. The Equity Line of Credit Agreement was amended and restated as of March 8, 2002. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for total purchase price of $10 million. The Company is limited to a maximum of $750,000 of advances in any 30-day period. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 90% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners will retain 5% of each advance under the Equity Line of Credit. In addition, under the Equity Line of Credit, the Company will issue 4,468,750 shares of its common stock to Cornell Capital Partners as a commitment fee. The Company has engaged an unaffiliated registered broker-dealer to act as its exclusive placement agent in connection with the Equity Line of Credit. As of March 13, 2002, the Company has issued 2,343,750 shares of its common stock as a part of its commitment fee and no shares have been sold under the Equity Line of Credit.

         During the quarter ended January 31, 2001, the Company issued 1,800,000 shares of common stock to investors for $55,000 in cash, of which, approximately $25,000 was received in the prior quarter.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote.


ITEM 5: OTHER INFORMATION

         None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


EXHIBIT NO.    DESCRIPTION                                                       LOCATION
-----------    -----------                                                       --------
10. 1          Securities Purchase Agreement, dated December 13, 2001, between   Provided herewith
               the Company and Cornell Capital Partners, L.P.

10. 2          Investor Registration Rights Agreement, dated December 13, 2001   Provided herewith
               between the Company and Cornell Capital Partners, L.P.

10. 3          Escrow Agreement, dated December 13, 2001, between the Company,   Provided herewith
               Cornell Capital Partners, L.P., Butler Gonzalez LLP and First
               Union National Bank

10. 4          Transfer Agent Instructions, dated December 13, 2001, between     Provided herewith
               the Company, Cornell Capital Partners, L.P. and Stock Transfer
               Agency of Lake Tahoe, Inc.

10. 5          Form of Convertible Debenture                                     Provided herewith

10. 6          Warrant to Purchase Common Stock, dated December 13, 2001,        Provided herewith
               issued by the Company to Cornell Capital Partners, L.P.

10. 7          Equity Line of Credit Agreement, dated December 13, 2001,         Provided herewith
               between the Company and Cornell Capital Partners, L.P.

10. 8          Amendment to the Equity Line of Credit Agreement, dated March     Provided herewith
               8, 2002, between the Company and Cornell Capital Partners, L.P.

10. 9          Registration Rights Agreement, dated December 13, 2001, between   Provided herewith
               the Company and Cornell Capital Partners, L.P.

10. 10         Escrow Agreement, dated December 13, 2001, between the Company    Provided herewith
               and Cornell Capital Partners, L.P.

         (b)      Reports on Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended January 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SOUTHERN STATES POWER COMPANY, INC.
                                      (Registrant)

Date:    March 18, 2002               By:      /s/ Harrison A. McCoy, III
                                               --------------------------
                                               Harrison A. McCoy, III
                                               Chairman of the Board, Chief
                                               Executive Officer and Treasurer
                                               (PRINCIPAL EXECUTIVE AND
                                               FINANCIAL OFFICER)


Date:    March 18, 2002               By:      /s/ William O. Sheaffer
                                               -----------------------
                                               William O. Sheaffer
                                               President and Chief Operating
                                               Officer