Form 10KSB
period 2002-04-30
SOUTHERN STATES POWER CO INC
filed 2002-08-14
CIK 1042482

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2002

                                       OR

             [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 333-3074

                       SOUTHERN STATES POWER COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                 94-3350291
             --------                                 ----------
  (State or Other Jurisdiction         (I.R.S. Employer Identification Number)
of Incorporation or Organization)

          4505 Allstate Drive, Suite 108                92501
          ------------------------------                -----
               Riverside, California
               ---------------------
     (Address of Principal Executive Offices)          (Zip Code)

Registrant's telephone number, including area code    (909) 367-2463

               Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of Class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  X   No  ___
                                              -
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The aggregate market value of the voting common stock held by non-affiliates of the Registrant on July 19, 2002, was $3,600,000 based on the average bid and asked prices on such date of $0.06.

     The Registrant had 68,116,659 shares of Common Stock, par value $0.001 per share, outstanding on July 19, 2002.

                                     PART I
ITEM  1.  BUSINESS

FORWARD  LOOKING  STATEMENTS

     Forward-Looking Statements and Associated Risks. This filing contains forward-looking statements, including statements regarding, among other things:
(a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," "expects," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Certain Business Risk Factors" and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

GENERAL

     Southern States Power Company (hereinafter "the Company" or "Southern States") is a business development company that has elected to be regulated pursuant to Section 54 of the Investment Company Act of 1940. The Company intends to focus its investments in companies engaged in the production, sale and distribution of biodiesel fuel and other alternative energy solutions. Biodiesel is a diesel fuel made from a vegetable oil, rather than petrochemical oil, and is officially designated by the EPA as an alternative fuel under the Energy Policy Act. Biodiesel is a unique alternative fuel because it can be used in diesel engines without any change or modifications to the engines, vehicles, or ground fueling equipment.

     Net revenues increased to $492,000 for the year ended April 30, 2002, compared with revenues of $33,000 in the prior year, largely as a result of revenues generated from the rental of power generators under a contract with University of California at Riverside. The Company's rental program was discontinued in December 2001 and the generators were held for sale as of year end. The Company incurred a net loss of $3,577,000 for the year ended April 30, 2002, compared with a loss of $4,365,000 in the prior year. The decrease in loss was primarily attributed to a decrease in operating expenses (See "Management's Discussion and Analysis of Results of Operations and Financial Condition" herein).

     On July 31, 2002, the Company's Board of Directors voted to be regulated pursuant to Section 54 of the Investment Company Act of 1940 with its investments concentrated in companies engaged in the production, sale and distribution of biodiesel fuel and other alternative energy solutions. Prior to making this election, the Company was actively involved in the sale, manufacture and distribution of biodiesel. The decision to be regulated under the Investment Company Act of 1940 was made primarily to better reflect the Company's anticipated future business and developing relationships. The Company's first investment is expected to be in Agua Mansa, LLC, which is in the process of designing and developing a new, state-of-the-art biodiesel facility in Riverside, California, that will produce fuel that meets DINs 51606 while also yielding high-grade by-products such as pharmaceutical-grade glycerin and Vitamin E (See "Agua Mansa Facility" herein).

     The Company's working capital on April 30, 2002 was negative $1,403,000, which results primarily from the classification of a long-term debt obligation of $1,103,000 as a current liability since the Company was in default on the obligation as of April 30, 2002. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition" herein).

     The Company was incorporated in Delaware on August 31, 1988, and adopted its present name on June 1, 1998. During fiscal year 2001, Southern States relocated its headquarters from Shreveport, Louisiana to Riverside, California, and established a regional office in Phoenix Arizona.

     The Company's principal executive offices are located at 4505 Allstate, Riverside, California and its telephone number is (909)367-2463.

BIODIESEL

     Biodiesel is one of several alternative fuels identified by the EPA. Biodiesel (fatty acid alkyl esters) is a cleaner-burning diesel replacement fuel made from natural, renewable sources such as new and used vegetable oils and animal fats. Like petroleum diesel, biodiesel operates in combustion-ignition engines. Blends of up to 20% biodiesel (mixed with petroleum diesel fuels) can be used in nearly all diesel equipment and are compatible with most storage and distribution equipment. These low level blends (20% and less) don't require any engine modifications and can provide the same payload capacity and range as petroleum diesel. Higher blends, even pure biodiesel (100% biodiesel, or B100), can be used in many engines built since 1994 with little or no modification.

     Using biodiesel in a conventional diesel engine substantially reduces emissions of unburned hydrocarbons, carbon monoxide, sulfates, polycyclic aromatic hydrocarbons, nitrated polycyclic aromatic hydrocarbons, and particulate matter. These reductions increase as the amount of biodiesel blended into diesel fuel increases. The best reductions are seen with B100.

     The use of biodiesel decreases the solid carbon fraction of particulate matter (since the oxygen in biodiesel enables more complete combustion to CO2) and reduces the sulfate fraction (biodiesel contains less than 24 ppm sulfur), while the soluble, or hydrocarbon, fraction stays the same or increases. Therefore, biodiesel works well with new technologies such as catalysts (which reduce the soluble fraction of diesel particulate but not the solid carbon fraction), particulate traps, and exhaust gas recirculation.

     Biodiesel has physical properties very similar to conventional diesel. Emission properties, however, are better for biodiesel than for conventional diesel.

     Biodiesel fuel can be made from new or used vegetable oils and animal fats, which are non-toxic, biodegradable, renewable resources. Fats and oils are chemically reacted with an alcohol (methanol is the usual choice) to produce chemical compounds known as "fatty acid methyl esters". Biodiesel is the name given to these esters when they're intended for use as fuel. Glycerol (used in pharmaceuticals and cosmetics, among other markets) is produced as a co-product.

     Biodiesel can be produced by a variety of esterification technologies. The oil and fats are filtered and preprocessed to remove water and contaminants. If free fatty acids are present, they can be removed or transformed into biodiesel using special pretreatment technologies. The pretreated oils and fats are then mixed with an alcohol (usually methanol) and a catalyst (usually sodium or potassium hydroxide). The oil molecules (triglycerides) are broken apart and reformed into esters and glycerol, which are then separated from each other and purified.

     Approximately 55% of the biodiesel production industry can use any fat or oil feedstock, including recycled cooking or "yellow" grease. The other half of the industry is limited to vegetable oils, the least expensive of which is soy oil. The soy industry has been the driving force behind biodiesel commercialization because of excess production capacity, product surpluses, and declining prices. Similar issues apply to the recycled grease and animal fats industry, even though these feedstocks are less expensive compared to soy oils.

AGUA  MANSA  FACILITY

     As a business development company under Section 54 of the Investment Company Act of 1940, the Company is required to invest a portion of its assets into developing companies. Southern States is committed to the development of alternative energy and bio fuels such as biodiesel.

     The Company anticipates that its first investment will be made in Agua Mansa, LLC ("Agua Mansa"). Agua Mansa is in the process of designing and developing a new, state-of-the-art biodiesel facility in Riverside, California, that will produce fuel that meets DINs 51606 while also yielding high-grade by-products such as pharmaceutical-grade glycerin and Vitamin E. In March 2002, the Company entered into a Preliminary Engineering Agreement with Lurgi, PSI, Inc. in which Lurgi will perform the preliminary engineering work on the Agua Mansa project. Subsequent to year end, the Company entered into an Escrow Agreement for the purchase of 7.73 acres of land in Riverside, California where the new facility will be located. The total purchase price of this land is $793,000, of which $10,000 was paid as a deposit. The Company expects to close escrow on this property in September 2002 (See "Notes to Accompanying Financial Statements"). Both the land and the preliminary engineering will be contributed to Agua Mansa, LLC as part of the Company's investment. The management of Southern States anticipates playing an active role in supervising the construction of the Agua Mansa facility and then managing the plant once it is complete.

COACHELLA  FACILITY

     In the Fall of 2000, Southern States was introduced to Imperial Western Products (IWP) located in Coachella, just East of Indio, California. IWP is a large cotton seed processing plant which also has a facility for processing yellow grease which they typically sell for use in animal foods. An understanding was reached whereby IWP agreed to participate in the construction of a biodiesel plant at their facility in Coachella which would utilize their processed yellow grease as the basic source of feedstock for conversion to biodiesel.

     Due to limited financial resources, the plant was built using primarily refurbished equipment. In January 2002, the Company determined that the partnership arrangement with IWP was not advantageous to the Company. Furthermore, the Company wanted to take advantage of significant marketing opportunities from producing biodiesel that meets DINs standard 51606, in addition to capturing the revenues from high-value byproducts such as pharmaceutical-grade glycerin and vitamin E. The Company therefore sold its interest in the Coachella facility to IWP in February, 2002 for approximately $260,000 and recorded a gain of $34,000 on the transaction. Pursuant to the Asset Sale Agreement, the Company entered into a Brokerage Agreement with IWP in which the Company received, among other things, the exclusive right to sell all biodiesel manufactured by the Coachella facility and receive a royalty interest of 50% on the net profits generated from such sale. In addition, the Company is entitled to a further royalty of $0.10 per gallon of biodiesel produced from virgin soy feedstock as consideration for the Company's assignment of the USDA subsidy contract. Through April 30, 2002, there were no sales of biodisel from the Coachella facility and, accordingly, the company received no royalty income.

CARDLOCK  FACILITY

     On February 6, 2002, the Company entered into an agreement with Kinder Morgan Energy Partners, LP & Cardlock, LLC for the acquisition of equipment and assets relating to a cardlock facility located in Phoenix, Arizona. The purchase price was $395,000. Under the terms of the agreement, the acquisition was expected to be consummated on March 31, 2002, but was extended through the August 9, 2002. As of April 30, 2002, the Company had paid a deposit of $40,000 which is to be applied towards the purchase price. Upon completion of the purchase, the Company will be required to enter into a Sublease Agreement with Kinder Morgan and Cardlock. The Sublease Agreement pertains to the property on which the equipment and assets are located. The term of the Sublease Agreement is 142 months and will expire on December 31, 2013.

POWER  GENERATION

     During fiscal 2002, the Company purchased electric generating equipment for a total of approximately $1,600,000, which it rented to the University of California at Riverside ("UCR") on a short-term lease which ended December 2001. At the time, the Company was pursuing the rental of power generation equipment to both augment revenues and provide an outlet for biodiesel sales. At the end of rental period, UCR advised the Company that it would not continue to rent nor elect to purchase the generating equipment. The Company determined at that time to dispose of the generators and began soliciting buyers for the equipment. On April 30, 2002, the Company recorded a permanent impairment on the value of the equipment of $500,000 to reflect the estimated current market price of the generators. The Company has a note payable with an commercial lender in the amount of $1.1 million in connection with the generators. As of April 30, 2002, the Company was in technical default on the note (See "Notes to Accompanying Financial Statements"). On July 18, 2002, the Company agreed to restructure the debt obligation. The original terms of the note required the Company to pay $33,000 per month in principal plus accrued interest at the rate of 7.5% per annum. The note is secured by the electricity generators which are listed as assets held for sale in the accompanying balance sheet. Under the terms of the restructure, the Company will make interest-only payments at prime plus 0.5%, with the principal balance due in lump sum on March 15, 2003. If the Company is unable to make the principal payment, the debt will transfer to a shareholder of the Company who serves as guarantor on the note. Ownership of the generators will also transfer to the guarantor without recourse against the Company. The principal balance on the note as of April 30, 2002 has been classified as a current liability in the accompanying balance sheet.

TECHNOLOGY  PROTECTION  POLICY  AND  DISCLAIMERS

     The Company has certain intellectual properties including biofuel formulation, processing and manufacture techniques that it considers "trade secrets". To maintain confidentiality, the Company executes agreements with interested third parties, contractors and employees. Thus far, the Company has elected to refrain from filing for patent protection on it's biofuel formulation or process for several reasons. First, the Company considers that the amount of disclosure which must be made in the application would disclose information which the Company wants to keep proprietary. Second, since components of the mixing and chemical process typically fall within the public domain, it is not deemed patentable.

     The Company believes that the chemical and process treatment involved in manufacturing its biofuel are highly complex and would be extremely difficult to duplicate or reverse engineer. At this time, the Company does not intend to file for patent protection on its existing technology.

CONFIDENTIALITY  POLICY  AND  DISCLAIMERS

     As indicated above, the Company's agents and officials interact with many different technology development entities and concerns. It is the policy of Southern States to obtain executed confidentially agreements from those persons or entities to whom the Company's trade secrets are revealed. The standard agreements include provisions prohibiting disclosure of proprietary information. With respect to Company employees and consultants, agreements in place include a provision prohibiting competition with the Company.

MARKETING

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

     On February 12, 2002, the Company received notification that its application had been approved for the 2002 USDA Bio-Energy Subsidy Program
(CCC-850). Under the subsidy, the Company will be reimbursed quarterly for purchases of bio-based feedstock used in the production of biodiesel. All biodiesel produced from soy oil by the Company for fiscal year 2002, up to a maximum amount of $7.5 million, will be eligible under the Bio-Energy subsidy program. The subsidy includes biodiesel produced from the Coachella plant, as well as any soy-based biodiesel produced at Agua Mansa and other planned facilities. This subsidy will help the Company be more cost competitive against other alternative fuels in addition to petroleum-based diesel.

COMPETITION

     In addition to other producers of biodiesel, most of which utilize virgin soy oil as their basic feedstock, there are other companies that market, supply and/or provide biodiesel to consumers, but that are not producers. The largest marketer and supplier that will compete directly with the Agua Mansa facility is World Energy, Inc. In addition, certain distributors of diesel fuel purchase biodiesel directly from producers and are considered competitors in the alternative biofuels market.

     Competition to the biodiesel market, as a whole, comes primarily from the compressed natural gas industry. Due to strong lobbying efforts over the past few years, compressed natural gas as an alternative fuel has made inroads into the metro and school bus transportation market, as well as the waste hauler segment. However, conversion of diesel engines to accommodate compressed natural gas is costly, as is the necessary infrastructure to accommodate compressed natural gas. The Company believes that because converting diesel engines to use biodiesel does not require any mechanical modifications or special infrastructure, biodiesel has an advantage over compressed natural gas as an alternative fuel.

     In addition, the biodiesel faces competition from other alternative fuels such as ethanol, though these fuels do not compete aggressively in the western United States. There are no large-scale ethanol production facilities in the western eleven states, and the cost of trucking the fuel from existing eastern production facilities is presently deemed cost prohibitive.

GOVERNMENT  REGULATION

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

     Initial focus by the government to mandate or provide incentives to reduce emissions and dependence on foreign oils became evident with the passage of the Environmental Protection Act ("EPAct") in 1992. This Bill requires Federal agencies to buy vehicles that run on alternative fuels to reduce their dependence on fuel supplies produced overseas. Federal agencies considered to have qualifying fleets were required to have specific alternative fuel purchases. This Act was the first genuine effort to boost the use of domestic replacement (alternative) fuels. The Department of Energy was charged with the responsibility to develop and oversee a plan to replace 10% of U.S. gas consumption with alternative fuels by the year 2000 and 30% by the year 2010.

     There has been considerable effort on the part of Federal, State and local governments to continue to press for legislative action to clean up our air, particularly in non-attainment areas represented by big cities and heavy traffic. Bills which have been passed include incentives for EPA credits, and preferential bidding for governmental jobs is awarded to companies using alternative fuels which are kinder to our environment. Nationally, the Bush Administration has just recently proposed a National Energy Policy aimed at using cleaner, alternative fuels. Within the past few years the EPA has recognized biodiesel as an approved alternative fuel, providing at least 20% is included in any blending with standard #2 diesel.

     In Congress, Senate Bill 1058, referred to as the Energy Tax Bill and sponsored by the Senate Finance Committee, has been designed to insure that tax provisions are includable for biodiesel. Similarly, Senate Bill 1066 has been promoted with the premise that "every fuel must have a renewable component," indicating that the government is encouraging the use or blending of alternative fuels produced from plant or vegetable stock compared to fossil or petrochemical fuels.

     The California Air Resources Board ("CARB") is charged with regulating the emissions emitted from mobile sources of transportation throughout the State of California, and has been seriously lobbied to consider biodiesel as an approved alternative fuel to promote air quality. The South Coast Air Quality Management District ("AQMD") is considered to be leading the nation as far as stringent air quality standards are concerned, and is the agency regulating emissions derived from stationary sources of power generation in specified regions of Southern California. The AQMD issued a permit to Southern States Power Company in 2001 to run three 2-megawatt gensets as backup, standby power generators to be run on 100% biodiesel. It is believed that this is the first of such kind of permits granted to any entity for such purpose.

     Arizona has previously passed laws encouraging the use of biodiesel, and recognizing this biofuel as an alternative fuel together with other types of alternative fuels. Nevada, and other states, are also recognizing the value of biodiesel as a clean alternative fuel and are considering incentives to encourage consumers to use this fuel. The National government, through the USDA, and as a means to promote agricultural products, has recently passed a farm bill, which authorized a valuable subsidy for those producers of biodiesel who use soy oil and other specified oils as the base feedstock in the manufacture of biodiesel (CCC 850). The Company was notified in February 2002 that it has received approval to receive the subsidy under this special program, which will contribute substantially to reduce the costs of producing this alternative fuel, thereby reducing the costs charged to the consumers.

The  Company's  cost  for  compliance with government regulations is negligible.

EMPLOYEES

     As of April 30, 2002, the Company employed a total of five people, one of which was in sales and the rest were in general and administrative positions.

     The Company may require additional employees in the areas of administration, production, sales and marketing in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

     The  Company  believes  its  relations  with  its  employees  are  good.

INSURANCE

     The Company does not presently have a commercial general liability insurance policy. The Company is named as an additional insured under IWP's general liability policy which includes product liability up to $3,000,000, to protect the Company's assets against claims by users of its products. Although there have been no successful claims against the Company, there is no assurance that the Company's coverage under IWP's policy will provide adequate coverage in the case of a successful claim against the Company, in which case the Company's assets would be at risk in the event of successful claims against it. Successful claims in excess of the amount of insurance then in force could have a serious adverse effect upon the Company's financial condition and its future viability. At such time when the Company resumes production of biodiesel, it will again seek to obtain general liability and product liability insurance.

     The Company maintains auto insurance coverage and workman's compensation coverage in amounts deemed adequate.

     The Company does not carry director and officer liability insurance, but does have indemnification agreements covering its officers and directors.

ITEM  2.  PROPERTIES

     The Company presently leases all of its office facilities on a month-to-month basis. The Company leases approximately 800 square feet in Riverside, California for $800 per month, which it uses as corporate headquarters. The Company also leases an executive suite in Phoenix, Arizona for $1,290 per month for use as a sales office.

     As discussed above, the Company has entered into escrow to purchase approximately 7.73 acres in Riverside, California where it intends to construct a biodiesel manufacturing facility. The total purchase price for the land is $673,000 and is scheduled to close escrow in September 2002. As discussed above, on February 6, 2002, the Company entered into an agreement with Kinder Morgan Energy Partners, LP & Cardlock, LLC for the acquisition of equipment and assets relating to a cardlock facility located in Phoenix, Arizona. The purchase price is $395,000. Under the terms of the agreement, the acquisition was expected to be consummated on March 31, 2002, but has been extended through August 9, 2002. Upon completion of the purchase, the Company will be required to enter into a Sublease Agreement with Kinder Morgan and Cardlock. The Sublease Agreement pertains to the property on which the equipment and assets are located. The term of the Sublease Agreement is 142 months and will expire on December 31, 2013.

The Company considers its existing facilities to be adequate for its foreseeable needs and well maintained.

ITEM  3.  LEGAL  PROCEEDINGS

     Actions pending during the fiscal year 2001 which included the Company as a defendant have all been dismissed under negotiated settlements with the Plaintiffs. In the matter of Nichols vs. B.A.T. International, et al., Case No. GIC 739485, filed in the Superior Court, County of San Diego in October 1999, the settlement and mutual release, which was executed on August 15, 2000, resulted in a dismissal of the case as to all parties involved in this Employment Agreement litigation. There was no monetary consideration to any party as a result of the settlement.

     The matter of Alvis vs. B.A.T. International, et al., Case No. 99AS06972 filed in the Sacramento Superior Court in December 1999 was also dismissed through a negotiated settlement which was executed on September 14, 2000. Plaintiff agreed to return 480,000 shares of common stock to the Company as part of the consideration of the settlement. The settlement also included return of 45,000 shares of common stock from Gene Bunnell, which were returned to Treasury and subsequently cancelled.

There  was  no  litigation  threatened  or  pending  as  of  April  30,  2002.

All matters involving pending or prospective litigation have been dismissed or resolved.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II
ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.     MARKET  INFORMATION

     The Company's common stock has traded on the OTC Bulletin Board under the symbol "SSPC" since June 1, 1998.

     The following table sets forth the range of high and low bid quotations for each calendar quarter for our common stock for fiscal years 2002 and 2001.

                                                           BID PRICE PER SHARE
                                                           -------------------

                                                              HIGH     LOW
                                                              ----     ---

           May 2000 - July 2000                              $2.75     $0.380
           August 2000 - October 2000                        $1.01     $0.180
           November 2000 - January 2001                      $0.49     $0.140
           February 2001 - April 2001                        $0.56     $0.050

           May 2001 - July 2001                              $0.490     $0.022
           August 2001 - October 2001                        $0.110     $0.060
           November 2001 - January 2002                      $0.085     $0.046
           February 2002 - April 2002                        $0.135     $0.054

     The above prices were obtained from the Over-the-Counter Bulletin Board. The quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

     Our common stock has been quoted on the Over-the-Counter Bulletin, under the symbol "SSPC."

B.     HOLDERS  OF  RECORD

     As of April 30, 2002, there were approximately 151 holders of record. In addition, there were approximately 3,348 shareholders in "street name" representing 41,000,190 shares.

     C.     DIVIDENDS

     We have not declared or paid dividends on our common stock during fiscal 2002 or 2001 and do not plan to declare or pay dividends on our common stock during fiscal 2003. Our dividend practices are determined by our Board of Directors and may be changed from time to time. We will base any issuance of dividends upon our earnings (if any), financial condition, capital requirements, acquisition strategies, and other factors considered important by our Board of Directors. Delaware law and our Certificate of Incorporation do not require our Board of Directors to declare dividends on our common stock. We expect to retain any earnings generated by our operations for the development and expansion of our business and do not anticipate paying any dividends to our stockholders for the foreseeable future.

     D.     RECENT  SALES  OF  UNREGISTERED  SECURITIES

     Except as otherwise noted, the securities described in this Item 26 were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision. Among the information provided was the fact that the securities issued were restricted securities.

     No commissions were paid in connection with the transactions described below unless specifically noted.

     The following current and former officers and directors of Southern States, and affiliated parties have exercised options granted by the Board and purchased the number of shares below:



                       SHARES                    EXERCISE
NAME. . . . . . . . .  PURCHASED  EXERCISE DATE  PRICE/SHARE
---------------------  ---------
Lawrence W. Taggart .    250,000  Feb. 20, 2001  $      0.001
                         541,000  May 18,2001    $      0.001
Covenant Trust. . . .  2,250,000  Feb. 20, 2001  $      0.001
Harrison A. McCoy III    250,000  Dec. 13, 2001  $      0.001
                       2,250,000  Mar. 1, 2001   $      0.001
                         325,000  May 18,2001    $      0.001
William O. Sheaffer .     50,000  Dec. 14, 2000  $      0.001
                         750,000  Feb. 7, 2001   $      0.001
                         216,600  May 18, 2001   $      0.001
Curtis Wright . . . .    250,000  Feb. 7, 2001   $      0.001
                         216,600  May 18, 2001   $      0.001
Anthony Miller. . . .    250,000  Mar. 15, 2001  $      0.001
                         250,000  June 18, 2001  $      0.001



     Cash proceeds and consideration paid for the shares purchased was used as capital for operations.

     On May 15, 2001, the Company granted fully-vested options to purchase shares of restricted common stock with an exercise price of $0.001 to the following individuals and in the indicated amounts:

     Lawrence  Taggart               541,500
     Harrison  McCoy                 325,000
     William  Sheaffer               216,600
     Curtis  Wright                  216,600

     On May 31, 2001, the Company granted options to purchase 2,000,000 shares of restricted common stock over a two year period, with an exercise price of $0.01 per share, to each of Harrison A. McCoy, III, William O. Sheaffer , Anthony Miller and Lawrence Taggart. Beginning on August 1, 2001, options for
250,000 shares vest on the first day of each quarter over the following two years. The options expire one year after vesting if unexercised.

     In September 2001, the Company granted options to purchase 1,000,000 shares of restricted common stock, with an exercise price of $0.001, to Lawrence Taggart. These options vested immediately and expire one year after vesting if unexercised. The Company also granted options to purchase 250,000 shares of restricted common stock to Curtis Wright with an exercise price of $0.001. These options were issued with conditional vesting requiring the completion of certain services by Mr. Wright. As of April 30, 2002, the conditions had been met and the options were deemed fully vested.

     Between July 2001 and January 2002, options to purchase a total of 3,000,000 shares of restricted common stock were issued to Steve Peacock, a consultant to the Company. Of this amount, 1,000,000 options are exercisable at $0.001 and are fully vested. The remaining 2,000,000 options are exercisable at $0.01 and vest 250,000 every three months commencing April 19, 2002.

     On December 20, 2001, the Company issued 3,000,000 shares of Series A Convertible Preferred Stock to Harrison A. McCoy, III, William O. Sheaffer and Anthony Miller. These shares were recorded at the value of ($.06) of the common stock into which they were convertible at that date.

     In December 2001, the Company issued $300,000 of convertible debentures, from which we received net proceeds of $270,000. These debentures accrue interest at 5% per year and are convertible into shares of common stock at a conversion price equal to either 120% of the closing bid price of our common stock as of December 13, 2001, or 80% of the average of the 3 lowest closing bid prices of our common stock for the 5 trading days immediately preceding the conversion date. These convertible debentures have a term of two years. At the Company's option, these convertible debentures may be paid in cash at a 20% premium or converted into shares of our common stock on the second anniversary unless converted earlier by the holder. The Company paid fees of $30,000 to Cornell Capital Partners, L.P. in connection with this offering and recorded a discount in the amount of $75,000 related to the beneficial conversion feature which is being amortized using the interest method over the term of the debentures.

     Between fiscal 2001 and fiscal 2002, the Company issued a total of $1,000,000 in convertible debentures. In connection therewith, the Company issued a total of 31,428,983 shares of common stock on the conversion of the debentures, plus an additional 4,000,000 shares of restricted common stock as part of the issuance costs associated with placing the debentures. All of these debentures were converted into common stock before July 31, 2001.

     In April 2002, the Company issued $74,000 of convertible debentures. These debentures accrue interest at 5% per year and are convertible into shares of common stock at a conversion price equal to 120% of the closing bid price of our common stock as of April 5, 2002, or 80% of the average of the 3 lowest closing bid prices of our common stock for the 5 trading days immediately preceding the conversion date. These convertible debentures have a term of two years. At the Company's option, these convertible debentures may be paid in cash at a 20% premium or converted into shares of our common stock on the second anniversary unless converted earlier by the holder.

     During the year ended April 30, 2002, the Company issued 2,058,439 shares of restricted common stock, subject to Regulation D, under a private placement in exchange for $99,000 in cash.

     During the year ended April 30, 2002, the Company issued a total of 8,700,227 shares of restricted common stock to various individuals in exchange for services valued at $589,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this filing.

     Certain statements within this Item and throughout this Annual Report on Form 10-KSB and the documents incorporated herein are "forward-looking statements" as described in the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected.

YEARS  ENDED  APRIL  30,  2002  COMPARED  TO  YEAR  ENDED  APRIL  30,  2001

NET  REVENUES

     Net revenues increased from $33,000 for the year ended April 30, 2001 to $492,000 for the year ended April 30, 2002. This increase resulted from an increase in fuel sales of $91,000 plus the addition of $368,000 in income generated from the rental of electricity generators. During fiscal 2002, the Company purchased electricity generating equipment for a total of approximately $1,600,000, which it rented to the University of California at Riverside ("UCR") on a short-term lease which ended December 2001. At the time, the Company was pursuing the rental of power generation equipment to both augment revenues and provide an outlet for biodiesel sales. At the end of rental period, UCR advised the Company that it would not continue to rent nor elect to purchase the generating equipment. The Company determined at that time to dispose of the generators and began soliciting buyers for the equipment. On April 30, 2002, the Company recorded a permanent impairment on the value of the equipment of $500,000 to reflect the estimated current market price of the generators.

OPERATING  EXPENSES

     Selling, General and Administrative expenses decreased $2,876,000 from $4,222,000 in fiscal 2001 to $2,346,000 in fiscal 2002. This decrease is primarily attributable to non-cash compensation of $2,984,000 during the year ended April 30, 2001, compared to $1,093,000 for the year ended April 30, 2002. Also included in operating expenses for the year ended April 30, 2001 was amortization of goodwill of $466,000, compared to $98,000 in the current year. Exclusive of these items, SG&A increased approximately $379,000 in the year ended April 30, 2002 over the prior year, which resulted primarily from a general increase in operating costs associated with commencing revenue generating operations such as selling fuel, moving the Company's headquarters, travel, insurance, etc.

OTHER  INCOME  AND  EXPENSE

     The Company incurred other expenses of $1,614,000 in the year ended April 30, 2002, compared with other income of $77,000 in the year ended April 30, 2001. This increase resulted primarily from the Company's recognizing a decline in asset value of $500,000 on electricity generators purchased in fiscal 2002 combined with $800,000 in debt issuance costs associated with issuing convertible debentures, and $146,000 in offering costs associated with the Company's filing of a form SB-2 with the Securities Exchange Commission that was subsequently withdrawn. In the year ended April 30, 2001, the Company recorded a gain of $250,000 on the settlement of a contract dispute which was offset by $175,000 in debt issuance costs.

NET  LOSS

     As a result of the foregoing, the Company recorded a net loss of $3,577,000, or $0.07 per share, compared to a loss of $4,475,000, or $0.47 per share, for the years ended April 30, 2002 and 2001, respectively. Included in the loss for the year ended April 30, 2001 is $113,000 in other comprehensive loss associated with an unrealized loss on securities held for sale. The loss was recognized in fiscal 2002 and included in Other Income and Expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2002, total cash, cash equivalents and restricted cash was $20,000, of which approximately $18,000 was restricted as to withdrawal, compared to $2,000 reported for the same period a year earlier. Working capital as of April 30, 2002 was negative $1,403,000, compared to negative $315,000 as of April 30, 2001. The decrease is primarily associated with an increase in accounts payable and accrued expenses, and the reclassification of the City National Bank debt obligation of $1,103,000 to current liabilities.

     As of April 30, 2002, the Company was in technical default on its debt obligation to City National Bank, which resulted in the classification of $1,103,000 as a current liability in the accompanying financial statements. On July 18, 2002, the Company agreed to restructure the debt obligation. The original terms of the note required the Company to pay $33,000 per month in principal plus accrued interest at the rate of 7.5% per annum. The note is secured by the electricity generators which are listed as assets held for sale in the accompanying financial statements. Under the terms of the restructure, the Company will make interest-only payments at prime plus 0.5%, with the principal balance due in lump sum on March 15, 2003. If the Company is unable to make the principal payment, the debt will transfer to a shareholder of the Company who serves as guarantor on the note. Ownership of the generators will also transfer to the guarantor without recourse against the Company.

     In February 2002, the Company entered into a purchase and lease agreement for the acquisition of a "cardlock" fuel dispensing facility in Phoenix Arizona. The agreement called for a cash purchase price of $395,000 for machinery and equipment, plus a lease commitment of $1,985 per month for 142 months commencing March, 2002. The purchase was scheduled to close on March 1, 2002; however, as of April 30, 2002 the sale had not been concluded. As of April 30, 2002, the Company had paid $40,000 to the seller which has been recorded as "Deposits" in the accompanying financial statements. Subsequent to April 30, 2002, the Company paid an additional $10,000 to extend the effective date of the transaction through June 30, 2002. The Company is currently negotiating to restructure the obligation. If the Company is unable to renegotiate or extend the effective date, it may lose both the deposit and all subsequent payments.

     On March 21, 2002, the Company entered into a Preliminary Engineering Agreement with Lurgi PSI, Inc., in which Lurgi was contracted to perform the preliminary engineering on a proposed biodiesel manufacturing facility the Company intends to develop. The Company is obligated to compensate Lurgi for their services in an amount not to exceed $795,000 on a "time and materials" basis.

     In May 2002, the Company entered into an Escrow Agreement for the purchase of approximately seven acres of land in Riverside, California, where it intends to construct a biodiesel manufacturing facility. The Agreement calls for a total purchase price of $673,437, of which the Company paid $10,000 as a deposit. A second deposit of $90,000 is due at the end of the due diligence period, August 1, 2002. The closing date for the purchase of the land is set for September 24, 2002. If the Company is unable to close escrow, it may forfeit all monies deposited.

     The Company's financing activities are primarily limited to private placements of the common stock of the company, an equity line of credit arrangement with Cornell Capital Partners, L.P. and the sale of common stock to the public. As a business development company under Section 54 of the Investment Act of 1940, the Company may sell shares of its freely trading common stock up to $5,000,000 in a twelve month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933. The Company anticipates that its future cash needs will be derived from the sale of common stock and the return on its investments. Additional cash flow will be generated from the Company's revenue participation from the Coachella plant and the royalty derived from the FDA subsidy. It is expected that the cash flow to be derived from these activities will be adequate to support our immediate cash requirements for operations.

EQUITY  LINE  OF  CREDIT

     On December 5, 2001, the Company entered into an Equity Line of Credit with Cornell Capital Partners, L.P. (the "Investor"). The Equity Line of Credit Agreement was amended and restated as of March 8, 2002. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically sell to the Investor shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, the Investor will pay 90% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The
Investor is a private              limited partnership whose business operations
are conducted through its general partner, Yorkville Advisors, LLC. Further, the Investor will retain 5% of each advance under the Equity Line of Credit as a transaction fee. In addition, the Company has issued 4,468,750 shares of our common stock as a commitment fee, which is recorded as prepaid offering costs in the accompanying Financial Statements. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon the Company registering the shares of common stock with the Securities and Exchange
Commission. The costs associated with this registration will be borne by the Company. In addition, the Company engaged Westrock Advisors, Inc., an unaffiliated registered broker-dealer to act as the exclusive placement agent in connection with the Equity Line of Credit and have issued 100,000 shares of the Company's common stock to Westrock Advisors, Inc. pursuant to such arrangement.

     Under the Equity Line of Credit, the Company is limited to a maximum of $750,000.00 of advances in any 30-day period. All proceeds received under the Equity Line of Credit will be used for general working capital purposes, for meeting the Company's commitments with respect to the acquisition of the Carlock facility, the engineering agreement with Lurgi, and the purchase of the 7.73 acres in Riverside, CA, and investment in the Agua Mansa facility.

COMPREHENSIVE  INCOME  (LOSS)

     During the year ended April 30, 2001, the Company recognized a comprehensive loss of $113,000 related to the write down of certain securities held as an investment. There were no components of comprehensive income or loss for the year ended April 30, 2002.

ITEM  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     Our  consolidated  financial  statements  appear  beginning  at  page  F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Our directors and executive officers and their ages as of July 19, 2002, are as follows:



NAME . . . . . . . . .  AGE  POSITION
----------------------  ---  -----------------------------------------------
Harrison A. McCoy, III   54  Chief Executive Officer, President and Director
William O. Sheaffer. .   67  Executive Vice President-Sales and Director
Anthony K. Miller. . .   48  Director



     The following is a brief description of the background of our directors and executive officers.

BACKGROUND  INFORMATION

     Harrison A. McCoy III is a former member of the U.S. Army Corps of Engineers. After serving in Vietnam, Mr. McCoy obtained a BS in Chemical
Engineering from Cal Poly - Pomona. He also holds an AS degree in Water/Wastewater Treatment from San Bernardino Valley College. Mr. McCoy has enjoyed an extensive career in the environment/alternative fuels/engineering/waste management fields. From 1988 until 1992, Mr. McCoy was Executive Vice President of BLI International, a hazardous waste cleanup company. From 1992 until 1994, he was Executive Vice President of Air Duke Australia, a renewable fuel development company. Most recently, Mr. McCoy started and managed Bioenergy Engineering and Technologies Corporation, a consulting company specializing in developing technology and site plans for regional integrated liquid/solid, urban/industrial waste treatment management. Mr. McCoy joined Southern States Power Company in 1999 and was appointed Chief Executive Officer in September 2001.

     William O. Sheaffer joined Southern States as Director in 2000, where he also serves as Executive Vice President for Sales, Marketing and Government Relations. He is a cum laude graduate of USC with an MBA from Pepperdine University. From 1996 until 1999, Mr. Sheaffer served as Vice-President of Marketing for Mirachem, Co. From 1999 until joining the Company, Mr. Sheaffer was Managing Director of the Safe-Lube division of Gemtek Products.

     Anthony K. Miller the sole outside director of the Company. He also serves as President and a Director of United States Crude International, Inc., a publicly traded company located in Loma Linda, California that specializes in heavy oil recovery through the use of new technologies. Mr. Miller has worked for United States Crude International since 1996. He brings with him considerable experience in corporate management, and knowledge regarding the operations and requirements imposed on publicly trading companies.

MEETINGS

     During the fiscal year ended April 30, 2002, the Board of Directors met on 12 occasions. Each incumbent Director attended at least 75% of the total number of meetings of the Board of Directors.

COMPENSATION  OF  DIRECTORS

     We have no standard arrangement, pursuant to which our Directors are compensated or services provided as a Director. Our sole outside Director is paid $250, as reimbursement for travel and expenses, for each meeting of the Board of Directors that he attends. No additional amounts are payable to our Directors for special assignments, if any.

ITEM  10.  EXECUTIVE  COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended April 30, 2002 and 2001 paid to Harrison A. McCoy, III, our current Chief Executive Officer. No other executive officers received compensation exceeding $100,000 during the fiscal year ended April 30, 2002.



                                               SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                              -------------------                     -----------------------
                                                                                 AWARDS
                                                                              -----------
                                                                  OTHER        RESTRICTED     SECURITIES
                                                                  ANNUAL         STOCK        UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION.         YEAR     SALARY   BONUS   COMPENSATION     AWARD(S)        OPTIONS     COMPENSATION
----------------------------        ------   -------  -------  ------------   -----------     ----------    ------------

Harrison A. McCoy, III               2002   $ 97,000  $   --   $ 112,000 (2)      --           2,325,000         --
  Chief Executive Officer(1)         2001     90,000      --         13,500       --                  --         --

_________________
(1) Mr. McCoy became Chief Executive Officer of Southern States effective as of September 1, 2001.
(2) Amount includes 1 million shares of preferred stock issued to Mr. McCoy as a director of the Company. Each preferred share is entitled to ten votes on all shareholder matters and is convertible into common stock on a 1:1 basis. Also includes the value of vested options issued below market price.

     The following table sets forth certain information concerning the number of individual grants of stock options made during the last completed during the fiscal year ended April 30, 2002 to each of the named executive officers:

                  AGGREGATED OPTION GRANTS IN LAST FISCAL YEAR






                              NUMBER OF
NAME                    SECURITIES UNDERLYING   % OF TOTAL OPTIONS GRANTED
                           OPTIONS GRANTED      TO EMPLOYEES IN FISCAL YEAR     EXERCISE PRICE     EXPRIATION DATE
----------------------  ----------------------  ----------------------------   ----------------    ---------------
Harrison A. McCoy, III       325,000                     2.3%                       $0.001          April 1, 2004
                           2,000,000                    14.3%                        $0.01         August 1, 2004
                        ____________________________________________________
Total                      2,325,000                    16.6%


     The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended April 30, 2002 for named officers of the Company. Aggregated Option Exercises In Last Fiscal Year And Fiscal
Year-End  Option  Values



                                                   NUMBER OF SECURITIES
                        NUMBER OF                 UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                         SHARES                          OPTIONS AT             IN-THE-MONEY OPTIONS AT
                       ACQUIRED ON     VALUE           APRIL 30, 2002               APRIL 30, 2002
NAME . . . . . . . . .   EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE(1)
---------------------- -----------   ---------   -------------------------    ----------------------------
Harrison A. McCoy, III   325,000      $ 10,000   Exercisable       850,000    Exercisable      $119,000.00
                                                 Unexercisable   1,650,000    Unexercisable    $231,000.00

(1) The value of unexercised in-the-money options at fiscal year end is calculated using the last sale price of $0.14 per share as of April 30, 2002, the last trading day of fiscal year 2001, as reported on the OTC Bulletin Board.

EMPLOYMENT  AGREEMENTS

     Employment agreements were entered into between Lawrence W. Taggart, Harrison A. McCoy III, and William O. Sheaffer and the company on March 14, 2001 reflecting the fiscal salary shown in the table above for Mr. McCoy. These agreements also reflect terms of three (3) years for each named officer, with a severance scale equal to one month compensation for each month employed or working for the Company, up to a maximum of 24 months, for any involuntary termination without cause.

INDEMNIFICATION

     As permitted by the provisions of the General Corporation Law of the State of Delaware (the "Delaware Code"), the Company has the power to indemnify any
                     -------------
person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director, officer, employee or agent of the corporation if such officer or director acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of Southern States. Any such person may be indemnified against expenses, including attorneys' fees, judgments, fines and settlements in defense of any action, suit or proceeding. Further, the Delaware Code permits a corporation to purchase and maintain liability insurance on behalf of its officers, directors, employees and agents. The Company does not maintain such liability insurance.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  ACT  OF  1934

     Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     The Company is not aware of any instances since January 1, 2000, where an executive officer, director or owner of more than ten percent of the outstanding shares of our common stock failed to comply with reporting requirements of
Section  16(a)  of  the  Securities  Exchange  Act  of  1934  other  than:

     The Company has been informed by Harrison A. McCoy, III, Chief Executive Officer and Chairman of the Board, that his Form 3 was untimely filed on April 12, 2002.

     The Company has been informed by Lawrence W. Taggart, former President and Director of our Company, that his Form 3 was untimely filed on April 12, 2002.

     The Company has been informed by William O. Sheaffer, Vice President-Sales and a Director of our Company, that a Form 4 has not been filed.

     The Company has been informed by Anthony K. Miller, a Director of our Company, that his Form 3 was untimely filed on April 22, 2002.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of the Company's common stock as of July 19, 2002, as to
(i) each person (or group of affiliated persons) known to own beneficially more than 5% of the Company's outstanding common stock, (ii) each of its directors,
(iii) each of its executive officers, and (iv) all directors and executive officers of the Company as a group.

     For the purpose of this table, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of July 19, 2002. Shares issuable pursuant to such options are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for the purposes of computing the percentage ownership of each other person.



                                                           SHARES
                                                           BENEFICIALLY   PERCENT
NAME AND ADDRESS                          TITLE OF CLASS   OWNED          OF CLASS(1)
----------------------------------------  --------------  -------------  ------------
Lawrence W. Taggart(2)
1521 Kimberly Woods Dr.
El Cajon, California 92020 . . . . . . .  Common Stock      4,931,500(3)         7.2%

Harrison A. McCoy, III
3400 Inland Empire Boulevard, Suite 101.  Common Stock      4,125,000(4)         6.1%
Ontario, California  91764 . . . . . . .  Preferred Stock     1,000,000        33.33%

William O. Sheaffer
3400 Inland Empire Boulevard, Suite 101.  Common Stock      2,416,000(5)         3.5%
Ontario, California  91764 . . . . . . .  Preferred Stock     1,000,000        33.33%

Anthony K. Miller
3400 Inland Empire Boulevard, Suite 101.  Common Stock      1,500,000(6)         2.2%
Ontario, California  91764 . . . . . . .  Preferred Stock     1,000,000        33.33%

All officers and directors as a group. .  Common Stock       12,972,500         19.0%
(4 persons). . . . . . . . . . . . . . .  Preferred Stock     3,000,000       100.00%

____________________
*       Less  than  1%.

(1) Applicable percentage of ownership is based on 68,116,659 shares of common stock outstanding as of July 19, 2002, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of July 19, 2002 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Mr. Taggart resigned as President and a Director of Southern States effective as of September 1, 2001.

(3) Includes 2,500,000 shares of common stock held of record by Covenant Trust, which Mr. Taggart is deemed the beneficial owner. Also includes options to purchase 250,000 shares of common stock at an exercise price of $0.001 per share.

(4) Includes options to purchase 250,000 shares of common stock at an exercise price of $0.001 per share.

(5) Includes options to purchase 250,000 shares of common stock at an exercise price of $0.001 per share.

(6) Consists entirely of options to purchase shares of common stock at an exercise price of $0.001 per share.

     To the knowledge of our management, there are no present arrangements or pledges of securities of our Company, which may result in a change in control of our Company.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     We believe that all prior related party transactions have been entered into upon terms no less favorable to us than those that could be obtained from unaffiliated third parties. Our reasonable belief of fair value is based upon proximate similar transactions with third parties or attempts to obtain the consideration from third parties. All ongoing and future transactions with such persons, including any loans or compensation to such persons, will be approved by a majority of disinterested members of the Board of Directors.

     On May 10, 2001, in connection with the Company's convertible debenture transaction completed in July 2001, the Company issued 4 million shares of restricted common stock to Green Aero Energy, Ltd., who facilitated the debenture transaction. As part of the transaction, the Company received from Green Aero a license to certain wind-energy technology in development. The Company ascribed no value to this technology and recorded the value of restricted stock given up as debt issuance costs at the time of issuance. At the time of this transaction, Anthony K. Miller, one of the Company's directors, was also a director of Green Aero. Mr. Miller abstained from all board matters concerning the transaction.

ITEM  13.  EXHIBITS  AND  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)(2) FINANCIAL STATEMENTS. See index to consolidated financial statements and supporting schedules.

     (a)(3)     EXHIBITS.

     The  following  exhibits  are  filed  as  part  of  this  statement:

     The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.


EXHIBIT  NO.     DESCRIPTION                                   LOCATION
------------     -------------------------------------         ---------------------------------
2.01             Share  Exchange Agreement and Plan of         Incorporated by reference to Exhibit 2
                 Reorganization dated May 29, 1998             to the Registrant's Current Report on
                 between  Pascal Ventures, Inc. and            Form 8-K, filed March 31, 1998
                 Southern States

2.02             Plan  of Merger, dated April 11, 2001,        Incorporated by reference to Exhibit 2
                 between Power Acquisition Corp., and          to the Registrant's Current Report on
                 Southern  States                              Form 8-K, filed May 10, 2001

3.01             Certificate  of  Incorporation                Incorporated by reference to Exhibit 3.1
                                                               to the Registrant's Registration Statement
                                                               on Form 10-SB, filed on July 2, 1997

3.02             Certificate of Amendment of Certificate       Incorporated by reference to Exhibit 3.3
                 of  Incorporation                             to the Registrant's Quarterly Report on
                                                               Form 10-KSB, filed October 1, 1999

3.03             Certificate of Amendment of Certificate       Attached to the Registrant's Information
                 of Incorporation                              Statement on Schedule 14C, filed on June
                                                               19, 2001

3.04             Bylaws                                        Incorporated by reference to Exhibit 3.2
                                                               to the Registrant's Form 10-SB, filed on
                                                               July 2, 1997


10.02            Employment Agreement dated March 14, 2001     Incorporated by reference to Exhibit 10.1
                 between Southern States and Harrison  A.      to the Registrant's First Amendment to
                 McCoy,  III                                   Registration Statement on Form 10-KSB, filed
                                                               on January 9, 2002

10.03            Employment Agreement dated March 14, 2001     Incorporated by reference to Exhibit 10.3
                 between Southern States and William O.        to Southern States' First Amendment to Form
                 Sheaffer                                      10-KSB, filed on January 9, 2002

10.04            Technology Transfer Agreement, dated          Incorporated by reference to Exhibit 10.1
                 April 9, 2001, between Green Aero             to the Registrant's Registration Statement
                 Technology, Inc. and Power Acquisition        on Form 8-K, filed on May 10, 2001
                 Corp.

10.05            Agreement  dated  March  30,  2001 between    Incorporated by reference to Exhibit 10.2
                 Southern States and Edward Taxin              to the Registrant's Registration Statement
                                                               on Form S-8, filed on April 18, 2001

10.06            Agreement dated April 2001 between Southern   Incorporated by reference to Exhibit 10.1
                 States and Thomas Meeks                       to the Registrant's Registration Statement
                                                               on Form S-8, filed June 12, 2001

10.07            Consulting Agreement, dated  March 15,        Incorporated by reference to Exhibit 10.1
                 2001, between Southern States and             to the Registrant's Registration Statement
                 Anthony  Sklar                                on Form S-8, filed on June 12, 2001

10.08            Employment and Fee Agreement with             Incorporated by reference to Exhibit 10.3
                 Richard P. Greene, P.A., dated April 10,      to the Registrant's Registration Statement
                 2001                                          on Form S-8, filed on April 18, 2001

10.09            Agreement  dated  May  2001  between          Incorporated by reference to Exhibit 10.2
                 Southern States and Bill Trawick              to the Registrant's Registration Statement
                                                               on Form S-8, filed on June 12, 2001

10.10            Fee Agreement dated May 2001 between          Incorporated by reference to Exhibit 10.3
                 Southern States and Eileen Booth              to the Registrant's Registration Statement
                                                               on Form S-8, filed on June 12, 2001

10.11            Memorandum of Understanding and               Incorporated by reference to Exhibit 99.2
                 Modification Agreement, dated September 1,    to the Registrant's Current Report on Form
                 2001, between Lawrence W. Taggart and         8-K, filed on September 12, 2001
                 Southern  States

10.12            Securities Purchase Agreement, dated          Incorporated by reference to Exhibit 10.1
                 December 13,  2001,  between Southern         to Southern States' Form 10-QSB, filed on
                 States and Cornell Capital Partners, L.P.     March 18, 2002

10.13            Investor  Registration  Rights  Agreement,    Incorporated by reference to Exhibit 10.2
                 dated December 13, 2001, between Southern     to Southern States' Form 10-QSB, filed on
                 States and Cornell Capital Partners, L.P.     March 18, 2002

10.14            Escrow Agreement, dated December 13, 2001,    Incorporated by reference to Exhibit 10.3
                 between Southern States, Cornell  Capital     to Southern States' Form 10-QSB, filed on
                 Partners,  L.P.,  Butler Gonzalez LLP and     March 18, 2002
                 First Union National Bank

10.15            Transfer Agent Instructions, dated            Incorporated by reference to Exhibit 10.4
                 December 13, 2001, between Southern States,   to Southern States' Form 10-QSB, filed on
                 Cornell Capital Partners, L.P., and Stock     March 18, 2002
                 Transfer Agency of Lake Tahoe, Inc.

10.16            Form of Convertible Debenture                 Incorporated by reference to Exhibit 10.5
                                                               to Southern States' Form 10-QSB, filed on
                                                               March 18, 2002

10.17            Warrant  to  Purchase Common Stock,           Incorporated by reference to Exhibit 10.6
                 dated December 13, 2001, issued by            to Southern States' Form 10-QSB, filed on
                 Southern States to Cornell Capital            March 18, 2002
                 Partners, L.P.

10.18            Equity Line of Credit Agreement,              Incorporated by reference to Exhibit 10.7
                 dated December 13, 2001, between              to the Registrant's Quarterly Report on
                 Southern States and Cornell Capital           Form 10-QSB, filed on March 18, 2002
                 Partners, L.P.

10.19            Registration Rights Agreement, dated          Incorporated by reference to Exhibit 10.9
                 December 13, 2001, between Southern           to the Registrant's Quarterly Report on
                 States and Cornell Capital Partners,          Form 10-QSB, filed on March 18, 2002
                 L.P.

10.20            Escrow Agreement, dated December 13,          Incorporated by reference to Exhibit 10.10
                 2001, between Southern States and             to the Registrant's Quarterly Report on Form
                 Cornell Capital Partners, L.P.                10-QSB, filed on March 18, 2002

10.21            Amendment to the Equity Line of Credit        Incorporated by reference to Exhibit 10.8
                 Agreement, dated March 8, 2002,               to the Registrant's Quarterly Report on
                 between Southern  States and Cornell          Form 10-QSB, filed on March 18, 2002
                 Capital Partners, L.P.

10.22            Loan  Agreement, dated January 24,            Incorporated by reference to Exhibit 10.22
                 2000, between Southern States and             to the Registrant's Registration Statement
                 NOPEC Corporation                             on Form SB-2, filed on April 22, 2002

10.23            Licensing  Agreement,  dated                  Incorporated by reference to Exhibit 10.22
                 September 14, 2000, between Southern          to the Registrant's Registration Statement
                 States and  ANUVU Incorporated                on Form SB-2, filed on April 22, 2002

10.24            Preliminary Engineering Agreement,            Incorporated by reference to Exhibit 10.22
                 dated March 21, 2002, between Southern        to the Registrant's Registration Statement
                 States and  Lurgi  PSI, Inc.                  on Form SB-2, filed on April 22, 2002

99.1             Certification pursuant to 18 U.S.C.           Provided herein
                 Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act
                 of 2002.

99.2             Certification pursuant to 18 U.S.C.           Provided herein
                 Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act
                 of 2002.


(b)     REPORTS  ON  FORM  8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



Date:  July  22,  2002                      SOUTHERN  STATES  POWER  CORPORATION


                                            By:  /s/ Harrison  A.  McCoy,  III
                                                ------------------------------
                                                Harrison  A.  McCoy,  III
                                                Chief  Executive  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE . . . . . . . .  TITLE                                            DATE
-------------------------  -----------------------------------------------  -------------

/s/Harrison A. McCoy, III
-------------------------
Harrison A. McCoy, III. .  President, Chief Executive Officer and Director  July 22, 2002


/s/ William O. Sheaffer
-------------------------
William O. Sheaffer . . .  Executive Vice President and Director            July 22, 2002


/s/Anthony Miller
-------------------------
Anthony Miller. . . . . .  Director                                         July 22, 2002

                       SOUTHERN STATES POWER COMPANY, INC.

                          INDEX TO FINANCIAL STATEMENTS

     The following financial statements of Southern States Power Company, Inc. are included in Item 7:

          PAGE

Financial  Statements:

     Report  of  Independent  Auditors                                    F-2

     Balance  Sheet  at  April  30,  2002                                 F-3

     Statements  of  Operations  for  each
     of  the  two  years  in  the  period
     ended  April  30,  2002                                              F-4

     Statements  of  Stockholders'  Deficit
     for  each  of the  two  years  in  the
     period  ended  April  30,  2002                                      F-5

     Statements  of  Cash  Flows  for  each
     of  the  two  years  in  the period
     ended  April  30,  2002                                              F-6

     Notes  to  Financial  Statements     F-7

     REPORT  OF  INDEPENDENT  AUDITORS


Board  of  Directors
Southern  States  Power  Company,  Inc.
Riverside,  California


We have audited the accompanying balance sheet of Southern States Power Company, Inc. as of April 30, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern States Power Company, Inc. as of April 30, 2002, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from operations, has negative cash flows from operations, and its current liabilities exceeds its current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Stonefield  Josephson,  Inc.
__________________________________
CERTIFIED  PUBLIC  ACCOUNTANTS

Santa  Monica,  California
July  10,  2002

                       SOUTHERN STATES POWER COMPANY, INC.
                                  BALANCE SHEET


                                     ASSETS

                                                                 April 30, 2002
                                                                 ______________
Current assets:

  Cash and cash equivalents (Note 2)                             $      20,000
  Trade accounts receivable, net of allowance,
    for doubtful accounts of $19,000                                    20,000
  Receivable from Related Parties (Note 10)                             25,000
                                                                 --------------
          Total current assets                                   $      65,000

Property and equipment, net (Note 3)                                    67,000
Assets held for sale, net (Note 2)                                     943,000
Deposits (Note 9)                                                       40,000
                                                                 --------------



                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                               $     145,000
  Accrued expenses                                                     120,000
  Loan payable (Note 4)                                              1,203,000
                                                                 --------------
          Total current liabilities                              $   1,468,000

Convertible Debentures (Note 5)                                        312,000
                                                                 --------------
Commitments and Contingencies (Note 9)

Total Liabilities                                                    1,780,000
                                                                 --------------

Stockholders' deficit (Note 8):
  Preferred stock- $.001 par value;25,000,000
    shares authorized, 3,000,000 shares issued
    and outstanding                                                      3,000
  Common stock- $0.001 par value;250,000,000
    shares authorized, 61,311,563 shares issued
    and outstanding                                                     61,000
  Capital in excess of par value                                    14,458,000
  Accumulated deficit                                              (15,187,000)
                                                                 --------------
  Total stockholders' deficit                                         (665,000)
                                                                 --------------

                                                                 $   1,115,000
                                                                 ==============

                                                                 $     244,298
                                                                 =============


                      See Notes to Financial Statements.


                       SOUTHERN STATES POWER COMPANY, INC.
                          STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS




                                                            For The Year Ended April

                                                              2002            2001
                                                         --------------  --------------
Net revenues                                             $      492,000  $       33,000
Cost of goods sold                                              102,000          46,000
                                                         --------------  --------------

Gross profit                                                    390,000        (13,000)
                                                         --------------  --------------

Selling, general and administrative expenses                  2,346,000       4,222,000
Research and development expenses                                 7,000         204,000
                                                         --------------  --------------


Loss from operations                                         (1,963,000)     (4,439,000)


Other income (expense):
  Offering costs (Note 8)                                      (146,000)             --
  Interest and dividend income                                    7,000           2,000
  Interest expense and debt issuance costs
    (Notes 4 and 5)                                            (901,000)       (175,000)
  Other (loss) income (Notes 2, 6 and 9)                       (574,000)        250,000
                                                         --------------  --------------

Net loss                                                 $   (3,557,000) $   (4,362,000)


Other comprehensive income (loss)-
  Unrealized loss on marketable securities                           --        (113,000)
                                                         --------------  --------------

Comprehensive loss                                       $   (3,557,000) $   (4,475,000)
                                                         ==============  ==============
Basic and diluted net loss per shares                    $        (0.07) $        (0.46)
                                                         ==============  ==============
Basic and dilutive weighted average
  common shares outstanding                                  48,074,964       9,567,119
                                                         ==============  ==============




                                  See Notes to Financial Statements.


                       SOUTHERN STATES POWER COMPANY, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT



                                    Common stock      Preferred Stock     Capital in                   Accumulated
                                    ------------      ---------------     Excess of    Accumulated    Comprehensive
                                 Shares    Amount     Shares   Amount     Par value      Deficit          Loss           Loss

Balance at April
30, 2000                       8,730,919  $ 9,000        --        --    $8,114,000    $(7,248,000)     $(113,000)      $762,000

Stock options
granted below
market below                                                              2,899,000                                    2,899,000

Net loss for the
year                                                                                    (4,362,000)                   (4,362,000)

Debt issuance
costs and value
of beneficial
conversion                                                                  174,000                                      174,000

Shares issued on
conversion of
debentures                     1,120,694    1,000                           173,000                                      174,000

Shares issued for
services                         409,520       --                            85,000                                       85,000

Exercise of stock
options                        6,797,800    7,000                           160,000                                      167,000

Shares received
in settlement with
contractors                   (1,400,000)  (1,000)                          (24,000)                                     (25,000)
                              -----------  -------  --------- ---------- -----------  ------------    ------------      --------
Balance at April
30, 2001                      15,658,933  $16,000        --        --   $11,581,000   $(11,610,000)     $(113,000)     $(126,000)

Permanent decline in value
of securities held for
sale                                                                                                      113,000        113,000

Net loss for the
year                                                                                    (3,577,000)                   (3,557,000)

Exercise of stock
options                        1,549,700    1,000                                                                          1,000

Debt issuance
costs and value
of beneficial
conversion                     4,000,000    4,000                           871,000                                      875,000

Shares issued in
private placement              2,058,439    2,000                            97,000                                       99,000

Stock options
granted below
market value                                                                504,000                                      504,000

Shares received
in settlement with
contactors                      (964,025) (12,000)                          (13,000)                                     (25,000)

Shares issued for
services                       8,700,227    9,000    3,000,000   3,000      589,000                                      601,000

Shares issued on
conversion of
debentures                    30,308,289  41,000                            829,000                                      870,000
                              ----------- --------  --------- ---------- -----------  ------------    ------------      --------
Balance at April
30, 2002                      61,311,563 $61,000     3,000,000  $3,000  $14,458,000   $(15,187,000)    $        -      $(665,000)
                              =========== ========  ========= ========== ===========  ============    ============      ========


                                       See Notes to Financial Statements.

                       SOUTHERN STATES POWER COMPANY, INC.

                            STATEMENTS OF CASH FLOWS



                                                             For The Year Ended  April 30,
                                                                 2002           2001
                                                            --------------  --------------
Cash flows provided from operating activities:
  Net loss                                                 $   (3,577,000) $   (4,363,000)
                                                           --------------  --------------
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating
    activities:
      Depreciation and amortization                               240,000         470,000
      Value of stock options issued below fair value              504,000       2,899,000
      Value of stock issued for services                          601,000          85,000
      Debt issuance costs and value of beneficial conversion      888,000         174,000
      Permanent decline in fixed asset value                      500,000
      Loss on sale of securities held for sale                    113,000
      Gain on sale of fixed assets                                 40,000
      Increase in allowance for doubtful accounts                  19,000          54,000
  Changes in operating assets and liabilities:
    (Increase) decrease in trade accounts receivable              (40,000)         28,000
    Decrease in prepaid expenses and other current assets           9,000           2,000
    Increase in accounts payable                                  110,000         136,000
    Decrease in accrued expenses                                 (108,000)
                                                                 ---------       ---------
    Net cash used in operating activities                        (701,000)       (515,000)
                                                                 ---------       ---------

  Cash flows from investing activities:
    Capital expenditures                                       (1,556,000)        (61,000)
    Issuance of notes receivable                                  (25,000)        255,000
    Deposits                                                      (40,000)
                                                                 ---------       ---------
       Net cash (used in) provided by investing activities     (1,621,000)        194,000
                                                                 ---------       ---------

  Cash flows from financing activities:
    Proceeds from exercise of stock options                         1,000         160,000
    Issuance of convertible debentures                          1,165,000         174,000
    Short term borrowings                                          67,000          51,000
    Proceeds from commercial debt                               1,033,000
    Redemption of stock                                           (25,000)        (25,000)
    Stock subscriptions receivable                                                (38,000)
    Proceeds from private placement                                99,000
                                                                 ---------       ---------
    Net cash provided by financing activities                   2,340,000         322,000
                                                                 ---------       ---------

  Net increase in cash and cash equivalents                        18,000           1,000
                                                                 ---------       ---------

  Cash and cash equivalents at beginning of year                    2,000           1,000
                                                                 ---------       ---------
  Cash and cash equivalents at end of year                      $  20,000       $   2,000
                                                                 =========       =========

  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESSTING
  AND FINANCING TRANSACTIONS:
    Common stock issued conversion of debentures                $ 870,000       $ 174,000
                                                                ==========      ==========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                               $  88,000               -
                                                                ==========      ==========


                               See Notes to Financial Statements.

                       SOUTHERN STATES POWER COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED APRIL 30, 2002 AND 2001

NOTE  1.          THE  COMPANY

     Southern States Power Company ("the Company" or "Southern States") utilizes agricultural products and "yellow grease" reclamation by-products to produce and distribute bio-diesel fuels. The Company distributes bio-diesel fuels under the name OxEG B-60, and is in the process of constructing a manufacturing plant for the large scale production of this fuel. Subsequent to April 30, 2002, the Company elected to be regulated pursuant to Section 54 of the Investment Company Act of 1940. The Company intends to focus its investments in companies engaged in the production, sale and distribution of biodiesel fuel and other alternative energy solutions. Biodiesel is a diesel fuel made from a vegetable oil, rather than petrochemical oil, and is officially designated by the EPA as an alternative fuel under the Energy Policy Act. Biodiesel is a unique alternative fuel because it can be used in diesel engines without any change or modifications to the engines, vehicles, or ground fueling equipment. Prior to making the election to be a business development company, Southern States was actively involved in the manufacture and distribution of biodiesel. The Company is headquartered in Southern California.

NOTE  2.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     BASIS  OF  PRESENTATION

     The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no material source of revenues and has sustained significant losses from operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company expects to begin recognizing revenue from royalties generated at the Coachella facility (see Note 6, below) during fiscal 2003. Management's plans also include the sale of additional equity securities and the investment of monies raised into developing companies that are expected to generate returns to the Company. However, no assurance can be given that the Company will be successful in raising additional capital, or that any investments made will be successful or generate returns. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and will have to cease operations.

     RECLASSIFICATIONS

     Certain prior year items have been reclassified to conform with the current year presentation.

     REVENUE  RECOGNITION

     The Company recognizes revenues on fuel sales at the time of delivery. Royalty and revenue sharing revenues generated from the Company's license with IWP (See Note 6 below) are recognized when payment is received since the Company does not have a method in place to track the generation of such revenues at an earlier time.

     USE  OF  ESTIMATES

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

     DEPRECIATION  AND  AMORTIZATION

     Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the term of the lease.

     IMPAIRMENT  OF  LONG-LIVED  ASSETS  AND LONG-LIVED ASSETS TO BE DISPOSED OF

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

     During the year ended April 30, 2002, the Company purchased three generators for an aggregate purchase price of approximately $1,600,000. These generators were then rented to a customer for power generation using biodiesel fuels. During the year ended April 30, 2002, the customer ceased operating the generators and terminated the rental agreement. The Company has determined to sell the equipment and cease all power generation activities in order to focus on the sale of biodiesel fuels. Accordingly, the generators are listed as "assets held for sale" in the accompanying financial statements and a loss of $500,000 was recorded in "Other (loss) income" to reflect the impairment in asset value. The Company recorded total revenues of $368,000 on the rental of the generators which is included in Net Revenues for the year ended April 30, 2002. These revenues are not expected to be recurring unless another customer for the generators is located.

     OTHER  COMPREHENSIVE  INCOME  (LOSS)

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available for sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive loss. Other comprehensive loss amounted to $113,000 for the year ended April 30, 2001. During fiscal 2002, the Company determined that the loss was permanent and , accordingly, the loss has been included in "Other loss (income)."

     INCOME  TAXES

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

     NET  LOSS  PER  SHARE

     Common stock equivalents (approximately 4.6 million exercisable shares) have been excluded from the net loss per share calculations because their effect would reduce loss per share.

     ACCOUNTING  FOR  STOCK-BASED  COMPENSATION

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which applies the fair value method of accounting for stock-based compensation plans. In accordance with this statement, the Company expects to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, with pro-forma disclosure regarding net income and earnings per share under the fair value method.

     CASH  AND  CASH  EQUIVALENTS

     Cash in excess of requirements is principally invested in short-term corporate and government obligations, money market funds and certificates of deposit with a remaining maturity of three months or less. Such investments are deemed to be cash equivalents.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments, none of which are held for trading. The carrying amount of cash and cash equivalents approximates fair value because their maturity is generally less than three months. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value.

     NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 supersedes Accounting Principle Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB
16. The adoption did not have a material impact on the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The adoption of SFAS No. 142 did not have a material impact on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections", which the Company does not believe will materially affect its financial statements.

NOTE  3.      PROPERTY AND EQUIPMENT

     Property  and equipment, net, consisted of the following at April 30, 2002:

          Leasehold  improvements                 $  6,000
          Office  equipment  and  furnishings       22,000
          Vehicles                                  42,000
                                                   --------

          Less  accumulated  depreciation           (3,000)
                                                   --------
                                                 $  67,000
                                                   ========

NOTE  4.          LOANS  PAYABLE

     Loan payable at April 30, 2002 included a long-term obligation of $1,103,000 to a commercial lender which is secured by the generators that are presently held for sale (Note 2). The loan is payable in monthly principal payments of $33,500 plus accrued interest at the rate of 7.5% per annum. As of April 30, 2002, the Company was in technical default on the obligation. Accordingly, the entire obligation has been classified as a current obligation on the accompanying balance sheet. The loan is secured by a first lien on the equipment. During the year ended April 30, 2002, the Company recorded interest expense of $88,000 associated with this obligation. Subsequent to year end, the Company and lender agreed to restructure the obligation. According to the terms of the debt restructuring, the Company is to make interest-only payments of prime plus 0.5% on the balance due of $1.1 million, with the principal due in lump sum on March 15, 2003. If the Company is unable to make the principal payment, the debt and ownership of the generators will transfer to a shareholder of the Company who serves as a personal guarantor on the note. The guarantor on the note has agreed to these terms and will assume the obligation without recourse to the Company.

     The balance of Loans Payable ($100,000) consists of short-term operating loans from three individuals. These loans bear interest at the rate of 10% and are due and payable upon demand.

NOTE  5.          CONVERTIBLE  DEBENTURES

     The Company has periodically used convertible debentures to meet short term financing objectives. During April 2001, the Company initiated a $1,000,000 private placement offering of its 8% debt securities convertible into shares of common stock at a conversion rate equal to 70% of the lowest closing bid prices for the Company's common stock for the preceding 30 days prior to the date of conversion. During the year ended April 30, 2001, the Company raised $174,000, all of which was converted into 1,120,694 common shares in April 2001. The Company also recorded an interest expense of $174,000 (maximum amount is limited to the face amount of the notes even though the conversion feature exceeded face value) arising from beneficial conversion feature and debt issue costs. During fiscal 2002, the Company raised and additional $870,000 which was converted into 40,938,159 shares of the Company's common stock. In connection with this transaction, the Company recorded $800,000 in debt issuance costs to account for the beneficial conversion feature of the debt instrument and issued 4,000,000 shares of restricted stock to a private party which helped facilitate the transaction. The fair market value of the restricted stock was included in the debt issuance costs (See Note 10 below). Since the calculated amount of the beneficial conversion feature and the value of the restricted stock issued exceeded the face amount of the indebtedness, the recorded amount of debt issuance costs was limited to that amount.

     The Company issued an additional $375,000 in convertible debentures that had not been converted as of April 30, 2002. These debentures bear interest at the rate of 5% and are convertible into common stock at a discount of 80% of the average market price for the common stock over the three days prior to the date of conversion. Unless converted, these debentures mature on December 13, 2003. The Company recorded $75,000 in to additional paid in capital associated with issuing these debentures to account for the beneficial conversion feature of the instruments. This amount is reflected net of the convertible debentures on the accompanying balance sheet and is being amortized to debt issuance costs over the life of the debenture. As of April 30, 2002, the Company had amortized $13,000 of this amount.

NOTE  6.          SALE  OF  COACHELLA  FACILITY

     During fiscal 2002, the Company commenced construction on a five million gallon biodiesel manufacturing facility in Coachella, California. The facility was constructed in partnership with Imperial Western Products, Inc. ("IWP"), who contributed land and capital to the project. The Company contributed equipment, consulting and management services. The facility was completed in November
2001, and the Company received a subsidy from the United States Department of Agriculture on the sale of biodiesel from the Coachella facility. The Coachella facility was designed to process "yellow grease" and vegetable oils into biodiesel and was constructed using primarily refurbished equipment.

     In January 2002, the Company determined that the partnership arrangement with IWP was not deemed advantageous to the Company. Furthermore, the Company wanted to take advantage of additional marketing opportunities from producing biodiesel that meets DINs standard 51606 (an international quality measurement), in addition to capturing the revenues from high-value byproducts such as pharmaceutical-grade glycerin and vitamin E. The Company therefore sold its interest in the Coachella facility to IWP in February, 2002 for approximately $260,000 and recorded a gain of $34,000 on the transaction which is included in "Other (loss) income" in the accompanying income statement. Pursuant to the Asset Sale Agreement, the Company entered into a Brokerage Agreement with IWP in which the Company received, among other things, the exclusive right to sell all biodiesel manufactured by the Coachella facility and receive a royalty interest of 50% on the net profits generated from such sale. Through April 30, 2002, there were no sales of biodisel from the Coachella facility and, accordingly, the Company received no royalty income. In addition, in exchange for assigning its USDA subsidies to IWP, the Company will receive $0.10 per gallon of biodiesel produced from the Coachella facility through September 2002. As of April 30, 2002, the Company had not received any revenues from this assignment.

NOTE  7.          INCOME  TAXES

     Due to the net operating losses incurred by the Company in prior years, no provision for income taxes has been made. The deferred income tax balances are comprised as follows:

                                             APRIL  30,  2002
                                             ----------------
Deferred  tax  asset:
  Net  operating  loss  carry  forwards          $3,400,000
  Deferred  tax  liability                          (46,000)
  Accrued  expenses                                  48,000
  Account  receivable  reserves                       8,000
  Valuation  allowance                           (3,410,000)
                                                 -----------
                                                 $       --
Deferred  tax  liabilities:
  Excess  depreciation  of  property
    and  equipment for  tax  reporting              $46,000

     At April 30, 2002 and 2001 the Company had net operating loss carryforwards for Federal income tax purposes totaling approximately $8,450,000 and $3,850,000, respectively, which for Federal reporting purposes, expire in 2020. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership.

     Reconciliation  of  the  federal statutory rate and the effective tax rate:


                                                 2002             2001
                                                 -----            ----
      Federal  income  tax  benefit
        at  statutory  rate                   $(1,252,000)    $(1,527,000)
      Equity  costs not deductible for
        income tax purposes                       305,000          61,000
      Net operating  loss carryforward            947,000       1,466,000
                                                  -------       ---------

      Income  tax  benefit                    $        --     $        --

NOTE  8.          STOCKHOLDERS'  EQUITY

     During the year ended April 30, 2002 and 2001, the Company issued 8,700,227 and 409,520 shares of its restricted common stock to various individuals in exchange for services which were recorded at the fair value of the shares at the date of issuance. Also in the year ended April 30, 2002, the Company issued 3 million shares of convertible preferred stock to the directors of the Company in exchange for services rendered. These preferred shares have 10:1 voting rights with respect to the common stock and are convertible into common stock on a 1:1 basis. Compensation expense resulting from these issuances amounted to $589,000 and $85,000 for the years ended April 30, 2002 and 2001, respectively.

     During March 2001, the Company entered into an agreement with Southern States Gas Gathering Systems, Inc. to terminate the Company's rights to purchase gas at a contracted rate, however, the Company has rights to lease the stripper wells. Pursuant to this agreement, Southern States Gas Gathering Systems, Inc. returned to the Company 1,400,000 common shares, which were subsequently cancelled. The lease rights are not considered to have a material value and are therefore not included on the accompanying balance sheet.

     During the year ended April 30, 2002, the Company received back into treasury a total of 964,025 shares of its common stock, which were subsequently cancelled. These shares were received in settlement over various disputes with former contractors. Additional shares were reissued as part of a negotiated settlement and are included in shares issued for services rendered in the accompanying Statement of Stockholders' Equity.

     During April 2001, the Company initiated a $1,000,000 private placement offering of its 8% debt securities convertible into shares of common stock at a conversion rate equal to 70% of the lowest closing bid prices for the Company's common stock for the preceding 30 days prior to the date of conversion. During the year ended April 30, 2001, the Company raised $174,000, all of which was converted into 1,120,694 common shares in April 2001. The Company also recorded an interest expense of $174,000 (maximum amount is limited to the face amount of the notes even though the conversion feature exceeded face value) arising from beneficial conversion feature and debt issue costs. During fiscal 2002, the Company raised and additional $870,000 which was converted into 30,308,289 shares of the Company's common stock. In connection with this transaction, the Company recorded $800,000 in debt issuance costs to account for the beneficial conversion feature of the debt instrument and issued 4,000,000 shares of restricted stock to a private party which helped facilitate the transaction. The fair market value of the restricted stock was included in the debt issuance costs. Since the calculated amount of the beneficial conversion feature and the value of the restricted stock issued exceeded the face amount of the indebtedness, the recorded amount of debt issuance costs was limited to that amount.

     During the year ended April 30, 2002, the Company raised a total of $99,000 in various private placements of the Company's restricted common stock. In aggregate, a total of 2,058,439 shares of restricted common stock was issued in connection with these transactions.

     EQUITY  LINE  OF  CREDIT

     On December 5, 2001, the Company entered into an Equity Line of Credit with Cornell Capital Partners, L.P. (the "Investor"). The Equity Line of Credit Agreement was amended and restated as of March 8, 2002. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically sell to the Investor shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, the Investor will pay 90% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The Investor is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, the Investor will retain 5% of each advance under the Equity Line of Credit as a transaction fee. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon the Company registering the shares of common stock with the Securities and Exchange Commission. The costs associated with this registration will be borne by the Company. The Company issued 4,268,750 shares of common stock as a commitment fee in relation to filing a registration statement on Form SB-2, valued at $146,000. Subsequent to April 30, 2002, the Company withdrew its SB-2 filing prior to its going effective at the time it became subject to the reporting requirements of the Investment Company Act of 1940. Although the Company may refile the SB-2 at any time in the future, the Company was required to expense the $146,000 as offering costs as required by Staff Accounting Bulletin No. 1 of the Securities Exchange Commission. In addition, the Company engaged Westrock Advisors, Inc., an unaffiliated registered broker-dealer to act as the exclusive placement agent in connection with the Equity Line of Credit and have issued 100,000 shares of the Company's common stock to Westrock Advisors, Inc. pursuant to such arrangement. Both the 10% discount and the 5% transaction fee will be expensed at the time of stock purchase.

     Under the Equity Line of Credit, the Company is limited to a maximum of $750,000.00 of advances in any 30-day period. All proceeds received under the Equity Line of Credit will be used for general working capital purposes.

     STOCK  OPTIONS

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

     The Company periodically grants options to purchase common or preferred stock to employees, management, and outside directors of the Company. Inasmuch as these options are sometimes granted with an exercise price below the market price of the common stock on the date of grant, the Company records compensation expense. The Company recorded a non-cash stock based compensation expense of $504,000 and $2,899,000 during the years ended April 30, 2002 and 2001, respectively.

     The number and weighted average exercise prices of options granted for the years ended April 30, 2002 and 2001 are as follows:

                                                       2002                          2001
                                                       ----                         -----
                                                       AVERAGE                      AVERAGE
                                                       EXERCISE                     EXERCISE
                                                       NUMBER       PRICE           NUMBER       PRICE
                                                      ------        -----           ------       -----

Outstanding at beginning of the year                 1,916,000      $0.00*          803,000      $1.37
Granted  during  the  year                          14,099,700       0.00*        8,566,000       0.00*
Exercised  during the year                           1,549,700       0.00*        6,797,800       0.00*
Cancelled  during  the  year                                --                      655,200       1.37
Outstanding  at  end  of  the year                  12,000,000       0.00*        1,916,000       0.00*
Exercisable  at  end  of  the  year                  5,250,000       0.00*        1,916,000       0.00*

*  Average  exercise  price  amounted  to  $0.001.

     As discussed in Note 2, the Company is required to disclose the effects on operations and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for the Company's plans been determined using the fair value method, the compensation expense would have had the effects of increasing the Company's net loss for the year ended April 30, 2002 to the pro-forma amount of $3,293,000, and with a pro forma net loss per share of $0.07. For the year ended April 30, 2001, the pro-forma difference was negligible. These pro forma amounts were determined based upon the fair value of each option granted during fiscal 2002 and 2001 on its grant date, using the Black-Scholes option-pricing model. Assumptions of no dividend yield, a risk free interest rate which approximates the Federal Reserve Board's rate for treasuries at the time granted, an expected life of five years, and a volatility rate of approximately 148% percent were applied to all options granted.

NOTE  9.          COMMITMENTS

     The Company currently leases its office space in Riverside, California and Phoenix, Arizona on a monthly basis. Rent expense under all leases amounted to $10,000 and $6,000 for the years ended April 30, 2002 and 2001, respectively.

     During the year ended April 30, 2001, the Company terminated its agreement to acquire a 51% interest in NOPEC Corporation. The Company, in settlement, realized $250,000 as "Other (loss) income" on the accompanying statement of operations.

     In February 2002, the Company entered into a purchase and lease agreement for the acquisition of a "cardlock" fuel dispensing facility in Phoenix Arizona. The agreement called for a cash purchase price of $395,000 for machinery and equipment, plus a lease commitment of $1,985 per month for 142 months commencing March, 2002. The purchase was scheduled to close on March 1, 2002; however, as of April 30, 2002 the sale had not been concluded. As of April 30, 2002, the Company had paid $40,000 to the seller which has been recorded as "Deposits" in the accompanying financial statements. Subsequent to April 30, 2002, the Company paid an additional $10,000 to extend the effective date of the transaction through August 9, 2002. The Company is currently negotiating to restructure the obligation. If the Company is unable to renegotiate or extend the effective date, or complete the transaction, it may lose both the deposit and all subsequent payments. Upon completion of the purchase, the Company will be required to enter into a Sublease Agreement with Kinder Morgan and Cardlock. The Sublease Agreement pertains to the property on which the equipment and assets are located. The term of the Sublease Agreement is 142 months and will expire on December 31, 2013.

     The Company intends to invest in Agua Mansa. LLC., a start-up company in the process of designing and developing a new, state-of-the-art biodiesel facility in Riverside, California, that will produce fuel that meets DINs 51606 while also yielding pharmaceutical-grade glycerin and Vitamin E (See Note 12). On March 21, 2002, the Company entered into a Preliminary Engineering Agreement with Lurgi PSI, Inc., in which Lurgi was contracted to perform the preliminary engineering on the proposed. The Company is obligated to compensate Lurgi for their services in an amount not to exceed $795,000 on a "time and materials" basis. Through April 30, 2002, the Company had not paid any money to Lurgi.

NOTE  10.          RELATED  PARTY  TRANSACTIONS

     On May 10, 2001, in connection with the Company's convertible debenture transaction completed in July 2001, the Company issued 4 million shares of restricted common stock to Green Aero Energy, Ltd., who facilitated the debenture transaction. As part of the transaction, the Company received from Green Aero a license to certain wind-energy technology in development. The Company ascribed no value to this technology and recorded the value of restricted stock given up as debt issuance costs at the time of issuance. At the time of this transaction, Anthony K. Miller, one of the Company's directors, was also a director of Green Aero. Mr. Miller abstained from all board matters concerning the transaction.

     As of April 30, 2002, the Company had notes receivable from officers and directors of the Company totaling $25,000. Subsequent to year end, these obligations were satisfied.

NOTE  11.          LITIGATION

     Actions pending during the fiscal year 2001 which included the Company as a defendant have all been dismissed under negotiated settlements with the Plaintiffs. In the matter of Nichols vs. B.A.T. International, et al., Case No. GIC 739485, filed in the Superior Court, County of San Diego in October 1999, the settlement and mutual release, which was executed on August 15, 2000, resulted in a dismissal of the case as to all parties involved in this Employment Agreement litigation. There was no monetary consideration to any party as a result of the settlement.

     The matter of Alvis vs. B.A.T. International, et al., Case No. 99AS06972 filed in the Sacramento Superior Court in December 1999 was also dismissed through a negotiated settlement which was executed on September 14, 2000. Plaintiff agreed to return 480,000 shares of common stock to the Company as part of the consideration of the settlement. The settlement also included return of 45,000 shares of common stock from Gene Bunnell, which were returned to Treasury and subsequently cancelled.

NOTE  12.          SUBSEQUENT  EVENTS

     On July 18, 2002, the Company agreed to restructure its long-term debt obligation of $1,103,000 with a commercial lender. The original terms of the note required the Company to pay $33,000 per month in principal plus accrued interest at the rate of 7.5% per annum. The note is secured by the electricity generators which are listed as assets held for sale in the accompanying balance sheet. As of April 30, 2002, the Company was in default on the obligation. Under the terms of the restructure, the Company will make interest-only payments at prime plus 0.5%, with the principal balance due in lump sum on March 15, 2003. If the Company is unable to make the principal payment, the debt will transfer to a shareholder of the Company who serves as guarantor on the note. Ownership of the generators will also transfer to the guarantor without recourse against the Company. The principal balance on the note as of April 30, 2002 has been classified as a current liability in the accompanying balance sheet.

     On July 31, 2002, the Company's Board of Directors voted to be regulated pursuant to Section 54 of the Investment Company Act of 1940 with its investments concentrated in companies engaged in the production, sale and distribution of biodiesel fuel and other alternative energy solutions. The decision to be regulated under the Investment Company Act of 1940 was made primarily to better reflect the Company's anticipated future business and developing relationships. The Company's first investment is expected to be in Agua Mansa, LLC, which is in the process of designing and developing a new, state-of-the-art biodiesel facility in Riverside, California, that will produce fuel that meets DINs 51606 while also yielding high-grade by-products such as pharmaceutical-grade glycerin and Vitamin E.

     In May 2002, the Company entered into an Escrow Agreement for the purchase of approximately seven acres of land in Riverside, California, where the Agua Mansa biodiesel manufacturing facility will be located. The Agreement calls for a total purchase price of $673,437, of which the Company paid $10,000 as a deposit. A second deposit of $90,000 is due at the end of the due diligence period, August 1, 2002. The closing date for the purchase of the land is set for September 24, 2002. If the Company is unable to close escrow, it may forfeit all monies deposited.