Form 10QSB
period 2002-07-31
SOUTHERN STATES POWER CO INC
filed 2002-09-16
CIK 1042482

SECURITIES  AND  EXCHANGE  COMMISSION
                        WASHINGTON,  D.C.  20549
                               FORM  10-QSB

             PURSUANT  TO  SECTION  13  OR  15  (D)  OF  THE
                 SECURITIES  EXCHANGE  ACT  OF  1934

For  the  Quarter Ended                             Commission File Number
    July  31,  2002                                        000-28567
    ---------------                                       ---------


                 SOUTHERN  STATES  POWER  COMPANY,  INC.
     (Exact  name  of  Registrant  as  specified  in  its  charter)


           DELAWARE                                      94-3350291
           --------                                      ----------
  (State  or  other  jurisdiction          (IRS Employer Identification  Number)
of  incorporation  or  organization)


          4505  ALLSTATE  DR.,  SUITE  108,  RIVERSIDE  CA  92501
          -------------------------------------------------------
         (Address  of  principal  executive  offices)  (Zip  Code)

                               (909) 367-2463
                               -------------
        (Registrant's  telephone  number,  including  area  code)


                               Not Applicable
                               --------------
                   (Registrant's Former Name and Address)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.

Yes    x   No
     ----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

             Class                            Outstanding  at September 10, 2002
------------------------------------          ---------------------------------
  Common  Stock,  no  par  value                       88,480,080  shares

                       SOUTHERN STATES POWER COMPANY, INC.


                                                              PAGE  NUMBER
                                                              ------------
PART  I.             Financial  Information                        3

        ITEM  1.     Financial  Statements                         3

                     Balance  Sheet                                3

                     Statements  of  Operations                    4

                     Statements  of  Cash  Flows                   5

                     Notes  to  Financial  Statements              6

        ITEM  2.     Management's  Discussion  and
                     Analysis  of  Financial Condition
                     and  Results  of  Operations                  10

PART  II.            Other  Information                            13

SIGNATURE  PAGE                                                    15

                       SOUTHERN STATES POWER COMPANY, INC.
                          BALANCE SHEET - JULY 31, 2002
                                   (UNAUDITED)
                                     ASSETS

     Current  Assets:
        Cash                                                  $ 40,000
        Accounts Receivable                                     12,000
        Other current assets                                    14,000
                                                               -------

            Total current assets                                66,000
                                                               -------

     Net properties (Note 2)                                   580,000
     Assets held for sale (Note 2)                             943,000
     Deposits                                                   60,000
                                                               -------


            TOTAL  ASSETS:                                 $ 1,649,000
                                                             =========





                      LIABILITIES AND STOCKHOLDERS' EQUITY


   Current  liabilities:
     Accounts  payable                                       $ 753,000
     Accrued expenses                                          116,000
     Loans  payable (Note 2)                                   254,000
     Bank note payable (Note 2)                              1,103,000
                                                               -------

       Total  current liabilities                            2,226,000

   Convertible debentures (Note 2)                             321,000
                                                               -------
       Total liabilities                                     2,547,000
                                                             =========



   Stockholders' deficit (Note 4):
     Preferred stock - $.001 par value 25,000,000
      shares authorized, 3,000,000 shares issued
      and outstanding                                            3,000
     Common stock - $.001 par value 250,000,000
      shares authorized, 67,456,563 shares issued
      and outstanding                                           68,000
     Capital in excess of par value                         14,682,000
     Accumulated deficit                                   (15,651,000)

       Total stockholders' deficit                            (898,000)
                                                              ---------

                                                           $ 1,649,000
                                                             ==========
See accompanying notes to financial statements

                         SOUTHERN STATES POWER COMPANY, INC.
                              STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                            For  the  three      For  the  three
                                            months  ended        months  ended
                                            July  31,  2002      July  31,  2001
                                            (Unaudited)          (Unaudited)
                                            -----------          -----------

Fuel sales                                    $  18,000          $  11,000
Rental fees                                          --            188,000
                                                 ------             ------
  Total sales                                    18,000            199,000

Cost of sales                                    22,000             27,000
                                                 ------             ------

Gross profit (loss)                              (4,000)           172,000

General and administrative expenses             386,000            457,000
                                                -------            -------

Loss from operations                           (390,000)          (285,000)

Interest expense and debt issuance costs         76,000            442,000

Beneficial conversion feature of
convertible debt                                     --            354,000
                                                -------            -------

Net  loss                                   $  (466,000)      $ (1,081,000)
                                               =========        ===========

Basic  and diluted net loss per share
(Note 3)                                    $     (0.01)      $      (0.03)
                                               ---------         ----------

Weighted average number of shares
outstanding                                  66,262,827         39,550,006
                                             ===========        ===========


See accompanying notes to financial statements

                       SOUTHERN STATES POWER COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                            For  the  three      For  the  three
                                            months  ended        months  ended
                                            July  31,  2002      July  31,  2001
                                            (Unaudited)          (Unaudited)
                                            -----------           -----------

Cash  flows from operating  activities:

 Net loss                                     $  (466,000)      $   (1,081,000)

Adjustment to reconcile net loss to net
cash provided by (used in) operating
activities:

     Depreciation and amortization                  4,000              135,000
     Fair value of stock options                  110,000                   --
     Debt issuance costs and value of
       beneficial  conversion                      15,000              796,000
     Stock issued for interest expense             47,000                   --
     Stocks issued for services                        --               51,000
     Expense recognized from sale of stock
       at less than fair value                     20,000                   --

Changes in operating assets  and  liabilities:
     Decrease (Increase) in accounts receivable     8,000             (230,000)
     Decrease in prepaid expenses                      --                8,000
     Increase in other current assets             (14,000)              (5,000)
     Increase (decrease) in accounts payable
       and accrued expenses                       149,000             (110,000)
                                                  -------             ---------

Net cash used in operating activities            (127,000)            (436,000)

Cash  flows from investing  activities:
   Acquisition  of  properties                         --           (1,453,000)
   Deposits                                       (20,000)                  --
   Loan payable, related party                         --              (10,000)
                                                  -------           -----------

   Net cash used in investing activities          (20,000)          (1,463,000)

Cash flows from financing  activities:
     Proceeds from  issuance of
       debenture payable                               --              825,000
     Proceeds from sale of common stock            19,000               30,000
     Proceeds  from bank loan                          --            1,450,000
     Proceeds  from issuance of notes payable     148,000               22,000
                                                  -------            ---------
     Net cash provided by financing
       activities                                 167,000            2,327,000

Net increase cash                                   20,000             428,000
Cash at beginning of period                         20,000               2,000
                                                     -----              ------
Cash,  end of period                             $  40,000           $ 430,000
                                                  ========             =======

Supplement disclosure of cash flow
  information:

     Interest  paid                              $      --               1,400

Supplemental  disclosure of  non-cash
  investing  and financing  activities:

     Properties acquired that are included
       in accounts payable                       $ 517,000                  --
     Cash-less exercise of stock options            35,000                  --
     Issuance of stock in exchange for
       services                                         --           $  51,402
     Debt  issuance  cost and  beneficial
       conversion  feature                              --           $ 795,560



See accompanying notes to financial statements

                    SOUTHERN  STATES  POWER  COMPANY,  INC.
                      NOTES  TO  FINANCIAL  STATEMENTS
                               JULY  31,  2002
                                  (UNAUDITED)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Business  and  Organization
---------------------------------------

Southern States Power Company, Inc. (the "Company") utilizes agricultural products and "yellow grease" reclamation by-products to produce and distribute bio-diesel fuels. The Company distributes biodiesel fuels under the name brand OxEG B-60, and is in the process of constructing a manufacturing plant for the large-scale production of this fuel.

On August 8, 2002, the Company elected to be regulated pursuant to Section 54 of the Investment Company Act of 1940. The Company intends to focus its investments in companies engaged in the production, sale and distribution of biodiesel fuel, specifically the Company's name brand OxEG fuel, and other alternative energy solutions. Biodiesel is a diesel fuel made from a vegetable oil, rather than petrochemical oil, and is officially designated by the EPA as an alternative fuel under the Energy Policy Act. Biodiesel is a unique alternative fuel because it can be used in diesel engines without any change or modifications to the engines, vehicles, or ground fueling equipment. The Company is headquartered in Southern California.


Basis  of  Presentation
-----------------------

The interim financial data as of July 31, 2002 and the three months ended July 31, 2002 and 2001 are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of July 31, 2002 and the results of operations and cash flows for the three-month period then ended. Results for the three months ended July 31, 2002 are not necessarily indicative of the results to be expected for the year ending April 30, 2003.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-KSB.

New  Accounting  Pronouncement
------------------------------

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have any material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections", which the Company does not believe will materially affect its financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management is currently assessing the potential impact of the adoption of the provisions of this statement on the Company's financial statements

NOTE  2  -  BALANCE  SHEET  ITEMS

Net  properties
---------------

Net properties includes office equipment, furniture and fixtures, and the amount of costs capitalized to date on the construction of the Agua Mansa Bioenergy facility in Riverside, California. The Company will not commence recognizing depreciation on the Agua Mansa facility until it is placed in service. Balances as of July 31, 2002 were as follows:

     Construction  in  progress                   $  532,000
     Office  equipment                                 4,000
     Furniture  and  fixtures                         17,000
     Autos  and  trucks                               27,000
     Leasehold  improvements                           6,000
     Accumulated  depreciation                        (6,000)
                                                   -----------

     Net  properties                              $  580,000
                                                    =========


Construction in progress included capitalized costs for permits and entitlements, payments made on land in escrow and engineering costs of $482,000, which are included in accounts payable.

Assets  held  for  sale
-----------------------

During the year ended April 30, 2002, the Company purchased three generators for an aggregate purchase price of approximately $1,600,000. These generators were then rented to a customer for power generation using biodiesel fuels. During the year ended April 30, 2002, the customer ceased operating the generators and terminated the rental agreement. The Company has determined to sell the equipment and cease all power generation activities in order to focus on the sale of biodiesel fuels. Accordingly, the generators are listed as "assets held for sale", net of estimated costs to dispose. The Company recorded revenues of $188,000 on the rental of these generators during the quarter ended July 31, 2001.

Loans  payable
--------------

The Company has periodically borrowed money from private sources at prevailing market rates to meet short term cash flow requirements. As of July 31, 2002, the Company had received short-term operating loans totaling $254,000 from five individuals. These loans bear interest at the rates between 10-12%. As of July 31, 2002, these notes were due and payable and were reflected as current liabilities in the accompanying balance sheet.

Bank  note  payable
-------------------

The bank note payable is secured by the generators that are presently held for sale (see above). Subsequent to July 31, 2002 the Company and lender agreed to restructure the obligation. According to the terms of the debt restructuring, the Company is to make interest-only payments of prime plus 0.5% on the balance due, with the principal due in lump sum on March 15, 2003. If the Company is unable to make the principal payment, the debt and ownership of the generators will transfer to a shareholder of the Company who serves as a personal guarantor on the note. The guarantor on the note has agreed to these terms and will assume the obligation without recourse to the Company.

Convertible  debentures
-----------------------

The Company has issued $375,000 in convertible debentures that had not been converted as of July 31, 2002. These debentures bear interest at the rate of 5% and are convertible into common stock at a discount of 80% of the average market price for the common stock over the three days prior to the date of conversion. Unless converted, these debentures mature on December 13, 2003. The Company recorded $75,000 in to additional paid-in capital associated with issuing these debentures to account for the beneficial conversion feature of the instruments. This amount is reflected net of the convertible debentures on the accompanying balance sheet and is being amortized to debt issuance costs over the life of the debenture. As of July 31, 2002, the Company had amortized $21,000 of this amount, of which $9,000 was recorded in the current quarter.

NOTE  3  -  PER  SHARE  INFORMATION

For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted per share information, since the Company experienced a loss for all periods presented.

NOTE  4  -  STOCKHOLDER'S  EQUITY

During the quarter ended July 31, 2002, the Company sold 475,000 of restricted common stock in a private placement to several individuals for net proceeds of $19,000. The shares were sold at $0.04 per share per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are restricted and generally sold at a 50% discount to closing prices based on an average prior to the sale. The Company records the difference between the fair value of the common stock issued and the cash received as a charge to operations. In the event the shares of common stock are restricted under Rule 144 of the Securities Act, management uses the closing price, less a discount of 10%.

During the quarter ended July 31, 2002, the Company issued a total of 4,800,000 share of restricted common stock to several officers and former employees of the Company upon the exercise of stock options. The Company received total proceeds of $35,000 from the exercise of these options or less than $0.01 per share since certain of these options previously granted were issues at an exercise price of $0.001 (par value) per share. No compensation was required to be charged upon conversion.

During the quarter ended July 31, 2002, the Company borrowed $30,000 from a private party and issued 660,000 shares of restricted common stock as collateral on the note. The Company issued an additional 660,000 shares of restricted common stock as interest on the note valued at $30,000; such amount was immediately charged to operations since the notes were paid in subsequent quarter and the 660,000 shares held as collateral were returned and cancelled. As a result, the 660,000 shares of common stock issued as collateral have been omitted from the number of outstanding shares in the accompanying financial statements.

On June 12, 2002, the Company borrowed $60,000 from a private party and issued 200,000 shares of restricted common stock as interest on the note valued at $16,000; such amount was charged to operations since the notes were due on July 26, 2002, and has been included in "Loans payable" in the accompanying balance sheet.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

The Company has periodically allowed officers and directors of the Company to exercise stock options in a transaction wherein the exercise price of the options was paid through a note receivable from the related party. As of July 31, 2002, the Company was owed $10,000 relating to such loans, which has been netted against accrued salaries in the accompanying financial statements. Subsequent to July 31, 2002, the amount of accrued salaries was permanently reduced in lieu of loan repayment.

NOTE  6  -  SUBSEQUENT  EVENTS

On August 1, 2002, the Company issued a total of 14,449,117 shares of restricted common stock, which were issued as follows:

3,000,000 shares were issued on the redemption of 3 million shares of convertible preferred stock that had 10:1 super voting rights. Since the value of the common stock issued was approximately equal to the value of the preferred stock recorded on the date of issuance, no additional consideration was recorded.

1,608,332 shares were issued on the exercise of stock options. All remaining unvested, unexercised stock options were then cancelled. As a result of such cancellation, the Company will not recognize the value of such options as compensation expense in future periods.

2,700,000 shares were issued to a former officer and director of the Company as a buyout of the remaining 18 months of his employment contract, such amount representing the remaining cash value of the contract of $160,000 which was recorded as compensation expense.

7,140,785 shares were issued to several third party individuals in exchange for consulting and other services valued at approximately $386,000.

On August 8, 2002, the Company filed a form N-54, notifying the Securities Exchange Commission of its intent to be regulated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940. The decision to be regulated under the Investment Company Act of 1940 was made primarily to better reflect the Company's anticipated future business and developing relationships. The Company's first investment is expected to be in Agua Mansa, LLC, which is in the process of designing and developing a new, state-of-the-art biodiesel facility in Riverside, California, that will produce fuel that meets DINs 51606 while also yielding high-grade by-products such as pharmaceutical-grade glycerin and Vitamin E.

On August 16, 2002, the Company filed a Form 1-E notifying the Securities Exchange Commission of its intent to sell $500,000 of the Company's common stock pursuant to a Regulation E exemption. This notification became effective on August 30, 2002 and the Company has subsequently raised approximately $153,000 through the issuance of 5,574,400 shares of common stock. All proceeds raised were used to meet operating cash flow needs and to satisfy current liabilities.

On September 5, 2002, the Company raised $25,000 through the issuance of a convertible debenture. The debenture was immediately converted into 1,000,000 shares of common stock, resulting in the recognition of an additional $25,000 in expense. These shares were issued free trading pursuant to Rule 504 of Regulation D of the Securities Act of 1933.

In September 2002, the Company formed Agua Mansa, LLC which will assume the responsibility of building and managing a biodiesel production facility in Riverside, California. The Company will contribute the preliminary engineering and other costs incurred to date in addition to its rights to acquire the property in Riverside which is currently in escrow. The Company's partners in Agua Mansa, LLC have agreed to commit a minimum of $3 million to the construction and development costs as part of the first round of funding.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing medical device approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

BUSINESS  DEVELOPMENT  COMPANY

On  July  31,  2002,  the  Company's  Board  of  Directors voted to be regulated pursuant  to  Section  54  of  the  Investment  Company  Act  of  1940  with its investments concentrated in companies engaged in the production, sale and distribution of biodiesel fuel and other alternative energy solutions. On August 8, 2002, the Company filed a form N-54A, notifying the Securities and Exchange Commission of its intent to be regulated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940. Prior to making this election, the Company was actively involved in the sale, manufacture and distribution of biodiesel. The decision to be regulated under the Investment Company Act of 1940 was made primarily to better reflect the Company's anticipated future business and developing relationships. The Company's first investment is expected to be in Agua Mansa, LLC, which is in the process of designing and developing a new, state-of-the-art biodiesel facility in Riverside, California, that will produce fuel that meets DINs 51606 while also yielding high-grade by-products such as pharmaceutical-grade glycerin and Vitamin E (See "Agua Mansa Facility" herein).

On August 16, 2002, the Company filed a Form 1-E notifying the Securities Exchange Commission of its intent to sell $500,000 of the Company's common stock pursuant to a Regulation E exemption at prices ranging from $0.025 to $0.06. This notification became effective on August 30, 2002 and the Company has subsequently raised approximately $153,000 through the issuance of 5,574,400 shares of common stock. All proceeds raised were used to meet operating cash flow needs and to satisfy current liabilities.

CRITICAL  ACCOUNTING  POLICIES

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Valuation  Of  Long-Lived  And  Intangible  Assets

The recoverability of long lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Income  Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of July 31, 2002, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS  OF  OPERATIONS

Quarter  ended  July  31,  2002  compared  to  quarter  ended  July  31,  2001.

For all periods presented, the Company's operations included the sale of biodiesel fuel which, for the quarter ended July 31, 2002, were $18,000 compared to $11,000 for the quarter ended July 31, 2001. Revenues for the 2001 quarter also included $188,000 in fees from the rental of power generation equipment. During the fiscal year ended April 30, 2002, the Company ceased operating the rental equipment and intends to sell the equipment. Accordingly, no fees were generated from the rental of power generation equipment in the quarter ending July 31, 2002.

General and administrative costs decreased $71,000, or 16%, from $457,000 in the quarter ended July 31, 2001, to $386,000 in the quarter ended July 31, 2002. This decrease is primarily attributable to $71,000 in amortization of goodwill in the quarter ended July 31, 2001. No amortization was recognized in the current year since goodwill is fully amortized.

As a result of the above mentioned factors, the Company incurred a loss of $466,000 for the quarter ended July 31, 2002, compared to a loss of $1,081,000 for the first quarter of the prior year, a decrease of $615,000, or 57%.

Liquidity  and  Capital  Resources
----------------------------------

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $15,651,000. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the investment in profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of July 31, 2002, the Company had cash of $40,000 and current liabilities exceeded current assets by $2,160,000. The Company's primary available source for generating cash for operations is through the issuance of common stock and notes payable. On August 16, 2002, the Company filed a Form 1-E notifying the Securities Exchange Commission of its intent to sell $500,000 of the Company's common stock pursuant to a Regulation E exemption. This notification became effective on August 30, 2002 and the Company has subsequently raised approximately $153,000 through the issuance of 5,574,400 shares of common stock. The Company is limited to raising a total of $5,000,000 through Regulation E per 12-month period. The Company's ability to raise money through the issuance of common stock is conditional upon the market for the Company's stock. Management has no assurance that any funds will be available under the Form 1-E, or that any funds made available will be adequate for the Company to continue as a going concern. If the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is doubt that the company can continue as a going concern.

The Company is involved in the development of a biodiesel production facility in Riverside, California, through its subsidiary, Agua Mansa, LLC, in which it maintains a 90% ownership interest. While total costs for the completed project are not yet fully projected, and will vary depending on the final project size, it is anticipated that the facility will cost several million dollars. Included in this amount is $690,000 for the land upon which the facility will be located and preliminary engineering costs of $482,000 incurred to date. Subsequent to July 31, 2002, Agua Mansa, LLC received a commitment from its partners to contribute a minimum of $3 million as part of the initial round of financing for the project. Management anticipates that all additional funds necessary to complete the facility will be raised by Agua Mansa, LLC rather than by the Company.

     PART  II.

OTHER  INFORMATION

ITEM  1.     Legal  Proceedings
     None

ITEM  2.     Changes  in  Securities

     During the three months ended July 31, 2002, the Company issued a total of 6,805,000 shares of common stock of which 4,800,000 shares were issued on the exercise of stock options, 485,000 shares were issued in exchange for cash of $19,000, 660,000 shares were issued as collateral on loan, and 860,000 shares were issued for interest expense. All of the issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. All of the shares issued were restricted under Rule 144 of the Securities Act of 1933.

ITEM  3.     Defaults  Upon  Senior  Securities
     None

ITEM  4.     Submission  of  Matters  to  Vote  of  Security  Holders
     None

ITEM  5.     Other  Information

On  July  31,  2002,  the  Company's  Board  of  Directors voted to be regulated pursuant  to  Section  54  of  the  Investment  Company  Act  of  1940  with its investments concentrated in companies engaged in the production, sale and distribution of biodiesel fuel and other alternative energy solutions. On August 8, 2002, the Company filed a form N-54A, notifying the Securities and Exchange Commission of its intent to be regulated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940. Prior to making this election, the Company was actively involved in the sale, manufacture and distribution of biodiesel. The decision to be regulated under the Investment Company Act of 1940 was made primarily to better reflect the Company's anticipated future business and developing relationships. The Company's first investment is expected to be in Agua Mansa, LLC, which is in the process of designing and developing a new, state-of-the-art biodiesel facility in Riverside, California, that will produce fuel that meets DINs 51606 while also yielding high-grade by-products such as pharmaceutical-grade glycerin and Vitamin E (See "Agua Mansa Facility" herein).

On August 2, 2002, as a result of a change in the Company's business focus, the Company withdrew its SB-2 registration statement.

On August 16, 2002, the Company filed a Form 1-E notifying the Securities Exchange Commission of its intent to sell $500,000 of the Company's common stock pursuant to a Regulation E exemption at prices ranging from $0.025 to $0.06. This notification became effective on August 30, 2002 and the Company has subsequently raised approximately $153,000 through the issuance of 5,574,400 shares of common stock. All proceeds raised were used to meet operating cash flow needs and to satisfy current liabilities.

On September 5, 2002, the Company raised $25,000 through the issuance of a convertible debenture. The debenture was immediately converted into 1,000,000 shares of common stock, resulting in the recognition of an additional $25,000 in expense. These shares were issued free trading pursuant to Rule 504 of Regulation D of the Securities Act of 1933.

In September 2002, the Company formed Agua Mansa, LLC which will assume the responsibility of building and managing a biodiesel production facility in Riverside, California. The Company will contribute the preliminary engineering and other costs incurred to date in addition to its rights to acquire the property in Riverside which is currently in escrow. The Company's partners in Agua Mansa, LLC have agreed to commit a minimum of $3 million to the construction and development costs as part of the first round of funding.

ITEM  6.     Exhibits  and  Reports  on  Form  8-K

99.1 Chief Executive Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                               SIGNATURE  PAGE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






Date:  September  16,  2002               /s/ Harrison  A.  McCoy III
       --------------------               -----------------------------
                                          HARRISON  A.  McCOY,  III
                                          Chief  Executive  Officer