Form 10QSB
period 2002-10-31
SOUTHERN STATES POWER CO INC
filed 2002-12-16
CIK 1042482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.


                        COMMISSION FILE NUMBER 000-28567


                         SOUTHERN STATES POWER COMPANY, INC.
               (Exact name of registrant as specified in its charter)


                 DELAWARE                                       94-3350291
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

      4505 ALLSTATE DR., SUITE 108
         RIVERSIDE, CALIFORNIA                                   92501
(Address of principal executive offices)                       (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (909) 367-2463


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes    X     No.
               -----


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes         No
                                                            -----      -----.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 10, 2002, there were 100,857,580 shares of common stock issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                             Yes           No   X
                                 -----        -----

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

ITEM  1     FINANCIAL  STATEMENTS


                       SOUTHERN  STATES  POWER  COMPANY,  INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


                                     ASSETS
                                                                    OCTOBER 31,
                                                                       2002
                                                                   -------------

Current assets:
Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . .        14,000
Other current assets. . . . . . . . . . . . . . . . . . . . . . .        21,000
                                                                   -------------

        Total Current Assets. . . . . . . . . . . . . . . . . . .        35,000
                                                                   -------------

Net properties (Note 2) . . . . . . . . . . . . . . . . . . . . .        48,000
Assets held for sale (Note 2) . . . . . . . . . . . . . . . . . .       961,000
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,000
                                                                   -------------

                                                                   $  1,054,000
                                                                   =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . .  $      4,000
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . .       857,000
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .       113,000
   Loans payable (Note 2) . . . . . . . . . . . . . . . . . . . .       266,000
   Bank note payable (Note 2) . . . . . . . . . . . . . . . . . .     1,103,000
                                                                   -------------

    Total current liabilities . . . . . . . . . . . . . . . . . .     2,343,000

 Convertible debentures (Note 2). . . . . . . . . . . . . . . . .       268,000
                                                                   -------------

    Total liabilities . . . . . . . . . . . . . . . . . . . . . .     2,611,000

Stockholders' deficit (Note 4):
  Common stock - $.001 par value; 250,000,000 shares authorized,
     97,457,581 shares issued and outstanding . . . . . . . . . .        97,000
  Capital in excess of par value. . . . . . . . . . . . . . . . .    15,567,000
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .   (17,221,000)
                                                                   -------------

   Total stockholders' deficit. . . . . . . . . . . . . . . . . .    (1,557,000)
                                                                   -------------

                                                                   $  1,054,000
                                                                   =============

               See  accompanying  notes  to  financial  statements


                                    SOUTHERN  STATES  POWER  COMPANY,  INC.
                                         STATEMENTS  OF  OPERATIONS
                                                (UNAUDITED)


                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           OCTOBER 31,                  OCTOBER 31,
                                                 ____________________________  ____________________________
                                                         2002           2001             2002          2001

Fuel sales . . . . . . . . . . . . . . . . . .  $      12,000   $     49,000   $       31,000   $    60,000
Rental fees. . . . . . . . . . . . . . . . . .             --        181,000               --       369,000
                                                --------------  -------------  ---------------  ------------
   Total sales . . . . . . . . . . . . . . . .         12,000        230,000           31,000       429,000

Cost of sales. . . . . . . . . . . . . . . . .         11,000         36,000           33,000       100,000
                                                --------------  -------------  --------------   ------------

Gross profit (loss). . . . . . . . . . . . . .          1,000        194,000           (2,000)      329,000

General and administrative expenses. . . . . .        648,000        576,000        1,015,000     1,033,000
Impairment of plant costs. . . . . . . . . . .        618,000             --          618,000            --
Expense of common stock issued for cash
    below fair value . . . . . . . . . . . . .         89,000             --          109,000            --
                                                --------------  -------------   --------------  ------------

Loss from operations . . . . . . . . . . . . .     (1,354,000)      (382,000)      (1,744,000)     (704,000)

Interest expense and debt issuance costs . . .       (166,000)       (39,000)        (242,000)     (444,000)
Beneficial conversion feature of convertible
    debt . . . . . . . . . . . . . . . . . . .             --             --               --      (354,000)
Other income or (expense). . . . . . . . . . .    (    50,000)         2,000     (     50,000)        2,000
                                                --------------  -------------   --------------  ------------

Net loss . . . . . . . . . . . . . . . . . . .  $  (1,570,000)  $   (419,000)   $  (2,036,000)  $(1,500,000)
                                                ==============  =============   ==============  ============

Basic and dilutive net loss per share (Note 3)  $       (0.02)  $       (0.01)  $       (0.03)  $     (0.03)
                                                ==============  ==============  ==============  ============

Weighted average number of shares outstanding.     82,787,072      51,186,273      73,750,568    45,359,570
                                                ==============  ==============  ==============  ============


                               See accompanying notes to financial statements.


                       SOUTHERN  STATES  POWER  COMPANY,  INC.
                             STATEMENTS  OF  CASH  FLOW
                                    (UNAUDITED)


                                                            SIX MONTHS ENDED
                                                               OCTOBER 31,
                                                           2002          2001
                                                       ------------  ------------
Cash flows from operating activities:
   Net loss . . . . . . . . . . . . . . . . . . . . .  $(2,036,000)  $(1,500,000)
   Adjustment to reconcile net loss to net cash
     provided by (used in) operating activities:
  Depreciation and amortization . . . . . . . . . . .        7,000       190,000
  Fair value of stock options . . . . . . . . . . . .      110,000       189,000
  Debt issuance costs and value of beneficial
     conversion                                            119,000       796,000
  Impairment of plant . . . . . . . . . . . . . . . .      618,000            --
  Stock issued for interest expense . . . . . . . . .       90,000            --
  Stock issued for services . . . . . . . . . . . . .      358,000       323,000
  Loss on deposits. . . . . . . . . . . . . . . . . .       30,000            --
  Expense recognized from sale of stock at less
     than fair value. . . . . . . . . . . . . . . . .      109,000            --
Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable . . .        6,000       (18,000)
  Increase in inventories . . . . . . . . . . . . . .           --       (35,000)
  Decrease (increase) in other current assets . . . .        4,000       (10,000)
  Increase (decrease) in accounts payable and
     accrued expenses . . . . . . . . . . . . . . . .      705,000       (80,000)
                                                       ------------  ------------

     Net cash used in operating activities. . . . . .      120,000      (145,000)

Cash flows from investing activities:
  Disposition (acquisition) of properties . . . . . .       12,000    (1,699,000)
  Costs incurred to develop biofuel facility. . . . .     (618,000)           --
  Investment in assets held for sale. . . . . . . . .      (18,000)           --
  Loan payable, related party . . . . . . . . . . . .           --       (10,000)
                                                       ------------  ------------

  Net cash used in investing activities . . . . . . .     (624,000)   (1,709,000)

Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . .        4,000            --
  Net proceeds from issuance of debenture payable . .      (44,000)      825,000
  Proceeds from sale of common stock. . . . . . . . .      358,000         5,000
  Proceeds from bank loan . . . . . . . . . . . . . .           --     1,450,000
  Paydown on principal of bank loan . . . . . . . . .           --       (49,000)
  Proceeds from issuance of notes payable . . . . . .      166,000        24,000
                                                       ------------  ------------

  Net cash provided by financing activities . . . . .      484,000     2,255,000
                                                       ------------  ------------

Net (decrease) increase in cash . . . . . . . . . . .      (20,000)      401,000
Cash at beginning of period . . . . . . . . . . . . .       20,000         2,000
                                                       ------------  ------------
Cash at end of period . . . . . . . . . . . . . . . .  $        --   $   403,000
                                                       ============  ============

Supplement disclosure of cash flow information:
Interest paid . . . . . . . . . . . . . . . . . . . .  $   132,000   $    18,000

Supplement disclosure of non-cash investing and
   financing activities:
Cash-less exercise of stock options . . . . . . . . .  $    37,000            --
Stock issued on conversion of debenture payable . . .  $    30,000            --


                See  accompanying  notes  to  financial  statements

                       SOUTHERN STATES POWER COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2002
                                   (UNAUDITED)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Business  and  Organization

Southern States Power Company, Inc. (hereinafter "the Company") is a business development company that has elected to be regulated pursuant to Section 54 of the Investment Company Act of 1940. A business development company is an investment company designed to assist eligible portfolio companies with capital formation. Business development companies are required to offer, and many times do render, substantial and continuing management advice.

On July 31, 2002, the Company's Board of Directors voted to be regulated as a business development company pursuant to Section 54 of the Investment Company Act of 1940. The decision to become a business development company was made primarily to better reflect the Company's anticipated future business and developing relationships. The Company intends to focus its investments in companies engaged in the production, sale and distribution of biodiesel fuel and other alternative energy solutions. Biodiesel is a diesel fuel made from a vegetable oil, rather than petrochemical oil, and is officially designated by the EPA as an alternative fuel under the Energy Policy Act. Biodiesel is a unique alternative fuel because it can be used in diesel engines without any change or modifications to the engines, vehicles, or ground fueling equipment.

Since its designation as a business development company, Southern States has made investments in the following companies: Agua Mansa Bioenergy, LLC; Biofuel Exchange Corporation; Buckeye Biofuels, LLC; and U.S. Fuel Partners, LLC.

Prior to its election to be regulated as a business development company, the Company utilized agricultural products and "yellow grease" reclamation by- products to produce and distribute biodiesel fuels. The Company still participates in these business activities on a smaller scale.

Basis  of  Presentation

The interim financial data as of October 31, 2002 and for the three and six months ended October 31, 2002 and 2001 are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of October 31, 2002 and the results of operations and cash flows for the three and six-month period then ended. Results for the six-month period ended October 31, 2002 are not necessarily indicative of the results to be expected for the year ending April 30, 2003.

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

NOTE  2  -  BALANCE  SHEET  ITEMS

Net  properties

     Net properties includes office equipment, furniture and fixtures. Balances as of October 31, 2002 were as follows:


  Office equipment . . . .  $   4,000
  Furniture and fixtures .     17,000
  Autos and trucks . . . .     27,000
  Leasehold improvements .      6,000
  Accumulated depreciation     (6,000)
                            ----------

  Net properties . . . . .  $  48,000
                            ==========

During the six months ended October 31, 2002, the Company capitalized a total of $618,000 related to the development of the Agua Mansa Bioenergy facility in Riverside, California. Such costs included fees for permits and entitlements, payments made on land in escrow and engineering costs of $525,000, which are included in accounts payable. Inasmuch as the Company has chosen not to consummate the purchase or long-term lease of land which satisfies the project's requirements, the Company has determined that the costs incurred for designing and developing bio-energy facilities should be expensed. The Company forfeited the $10,000 deposit on the land at Agua Mansa and does not anticipate re-entering escrow on this or any other property until the requisite permits and adequate financing are in place. No additional costs will be capitalized until such time as land is acquired and construction commences, if ever. There are no assurances management will be able to raise sufficient capital to acquire the land, and if acquired, complete construction of a new biodiesel plant. The Company charged operations for $618,000 associated with the facility being developed for Agua Mansa as of October 31, 2002.

Assets  held  for  sale

During the year ended April 30, 2002, the Company purchased three generators for an aggregate purchase price of approximately $1,600,000. These generators were then rented to a customer for power generation using biodiesel fuels. During the year ended April 30, 2002, the customer ceased operating the generators and terminated the rental agreement. The Company has decided to sell the equipment and cease all power generation activities in order to focus on the sale of biodiesel fuels. Accordingly, the generators are listed as "assets held for sale", net of estimated costs to dispose, and did not record any revenues associated with operating the generators during the current quarter. The Company recorded revenues of $181,000 on the rental of these generators during the quarter ended October 31, 2001. During the quarter ended October 31, 2002, the Company incurred $18,000 in costs associated with relocating the generators to a storage location.

Loans  payable

The Company has periodically borrowed money from private sources at prevailing market rates to meet short-term cash flow requirements. As of October 31, 2002, the Company had received short-term operating loans totaling $266,000 from eight individuals, of which $166,000 was received during the six months ended October 31, 2002. These loans bear interest at the rates between 10-12%, per annum. As of October 31, 2002, these notes were due and payable and were reflected as current liabilities in the accompanying balance sheet. The Company has not received any demands for repayment and is working with the note holders to satisfy the obligations.

Bank  note  payable
-------------------

The bank note payable in the amount of $1,103,000 at October 31, 2002, is secured by the generators that are presently held for sale (see above). In August 2002 the Company and lender agreed to restructure the obligation. According to the terms of the debt restructuring, the Company is to make interest-only payments of prime plus 0.5% on the balance due, with the principal due in lump sum on March 15, 2003. If the Company is unable to make the principal payment, the debt and ownership of the generators will transfer to a shareholder of the Company who serves as a personal guarantor on the note. The guarantor on the note has agreed to these terms and will assume the obligation without recourse against the Company.

Convertible  debentures
-----------------------

The Company issued $375,000 in convertible debentures, of which $312,500 had not been converted as of October 31, 2002. These debentures bear interest at the rate of 5% and are convertible into common stock at a discount of 80% of the average market price for the common stock over the three days prior to the date of conversion. Unless converted, these debentures mature on December 13, 2003. The Company recorded $75,000 into additional paid-in capital associated with issuing these debentures to account for the beneficial conversion feature of the instruments. This amount is reflected net of the convertible debentures on the accompanying balance sheet and is being amortized to debt issuance costs over the life of the debenture. As of October 31, 2002, the Company had amortized $30,000 of this amount, of which $9,000 was recorded in the current quarter.

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

During the quarter ended July 31, 2002, the Company issued a total of 4,800,000 shares of restricted common stock to several officers and former employees of the Company upon the exercise of stock options. The Company received total proceeds of $35,000 from the exercise of these options or less than $0.01 per share since certain of these options previously granted were issues at an exercise price of $0.001 (par value) per share. No compensation was required to be charged upon conversion.

During the quarter ended July 31, 2002, the Company borrowed $30,000 from a private party and issued 660,000 shares of restricted common stock as collateral on the note. The Company issued an additional 660,000 shares of restricted common stock as interest on the note valued at $30,000. The note was repaid in September 2002 and the 660,000 shares held as collateral were returned and cancelled.

On June 12, 2002, the Company borrowed $60,000 from a private party and issued 200,000 shares of restricted common stock as interest on the note valued at $16,000; such amount was charged to operations since the notes were due on July 26, 2002.

On August 1, 2002, the Company issued a total of 14,449,117 shares of restricted common stock, which were issued as follows:

     3,000,000 shares were issued on the redemption of 3,000,000 shares of convertible preferred stock that had 10:1 super voting rights. Since the value of the common stock issued was approximately equal to the value of the preferred stock recorded on the date of issuance, no additional consideration was recorded.

     1,608,332 shares were issued on the exercise of stock options. All remaining unvested, unexercised stock options were then cancelled. As a result of such cancellation, the Company will not recognize the value of such options as compensation expense in future periods.

     2,700,000 shares were issued to a former officer and director of the Company as a buyout of the remaining 18 months of his employment contract, such amount representing the remaining cash value of the contract of $108,000 which was recorded as compensation expense.

     6,240,785 shares were issued to several third party individuals in exchange for consulting and other services valued at approximately $250,000.

     900,000 shares valued at $30,000 were issued to several third parties as debt issuance costs associated with short-term borrowings of $30,000.

On August 16, 2002, the Company filed a Form 1-E notifying the Securities and Exchange Commission of its intent to sell $500,000 of the Company's common stock pursuant to a Regulation E exemption. This notification became effective on August 30, 2002 and the Company raised approximately $339,000 through the issuance of 13,014,400 shares of common stock. In addition, the Company recorded approximately $89,000 in expense to reflect the issuance of these shares at prices below fair market value. Such amount is recorded in Other Income and Expense in the accompanying financial statements. All proceeds raised were used to meet operating cash flow needs and to satisfy current liabilities.

On September 5, 2002, the Company raised $25,000 through the issuance of a convertible debenture. The debenture was immediately converted into 1,000,000 shares of common stock, resulting in the recognition of an additional $25,000 in expense. These shares were issued free trading pursuant to Rule 504 of Regulation D of the Securities Act of 1933.

In August 2002, the Company issued 1,537,500 shares of restricted common stock valued at $59,300 which has been expensed as debt issuance costs associated with short-term borrowings of $59,300.

NOTE  5  -  SUBSEQUENT  EVENTS

In November 2002, the Company raised a total of $60,000 through the issuance of convertible debentures. The debentures mature in November 2003 and bear interest at the rate of eight percent (8%). Of these debentures, $30,000 are convertible into common stock of the Company at a price of $0.005, and $30,000 are convertible at a price of $0.0075. The value of the beneficial conversion feature, approximately $30,000, will be expensed either when the debenture is converted or over the life of the obligation.

On November 11, 2002, the Company filed a Form 1-E notifying the Securities Exchange Commission of its intent to sell $750,000 of the Company's common stock pursuant to a Regulation E exemption. This notification became effective on November 22, 2002 and the Company subsequently issued 4,700,000 shares of common stock to repay $23,500 on a convertible debenture, and 1,300,000 shares of common stock to repay $6,500 on a second convertible debenture. As a result of these transactions, the Company recorded approximately $15,000 in beneficial conversion costs in the subsequent period.

ITEM  2     MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

GENERAL

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto including the audited financial statements and notes thereto as contained in Form 10-KSB as filed on or about August 14, 2002. In connection with, and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions the readers regarding certain forward looking statements in the following discussions and elsewhere in this report and in any other statements made by, or on behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

BUSINESS  DEVELOPMENT  COMPANY

     On July 31, 2002, the Company's Board of Directors voted to be regulated pursuant to Section 54 of the Investment Company Act of 1940 with its investments concentrated in companies engaged in the production, sale and distribution of biodiesel fuel and other alternative energy solutions. On August 8, 2002, the Company filed a form N-54A, notifying the Securities and Exchange Commission of its intent to be regulated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940. Prior to making this election, the Company was actively involved in the sale, manufacture and distribution of biodiesel. The decision to be regulated under the
Investment Company Act of 1940 was made primarily to better reflect the Company's anticipated future business and developing relationships. As a business development company, the Company has invested in, and has a substantial ownership interest in, the following companies: Agua Mansa Bioenergy, LLC; Biofuel Exchange Corporation; Buckeye Biofuels, LLC; and U.S. Fuel Partners, LLC. (See Part II, Item 5 "Other Information," below).

     On August 16, 2002, the Company filed a Form 1-E notifying the Securities Exchange Commission of its intent to sell $500,000 of the Company's common stock pursuant to a Regulation E exemption at prices ranging from $0.025 to $0.06 ("August Offering"). This notification became effective on August 30, 2002 and the Company subsequently raised approximately $339,000 through the sale and issuance of 13,014,400 shares of common stock. All proceeds raised were used to meet operating cash flow needs and to satisfy liabilities. On November 11, 2002, the Company filed a Form 2-E notifying the Securities and Exchange
Commission  that  the  August  Offering  was  completed  and  was  being closed.

     On November 11, 2002, the Company filed a Form 1-E notifying the Securities Exchange Commission of its intent to sell $750,000 of the Company's common stock pursuant to a Regulation E exemption at prices ranging from $0.005 to $0.05 ("November Offering"). This notification became effective on November 22, 2002 and the Company subsequently issued 6,000,000 shares to repay convertible debentures of $30,000. The Company currently plans to use subsequent stock issuances under this November Offering to repay convertible debentures, to meet operating cash flow needs, and to satisfy current liabilities.

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

VALUATION  OF  LONG-LIVED  AND  INTANGIBLE  ASSETS
--------------------------------------------------

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

INCOME  TAXES
-------------

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of October 31, 2002, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS  OF  OPERATIONS

Quarter  ended  October  31,  2002  compared  to  quarter ended October 31, 2001

REVENUES
--------

     For the three months ended October 31, 2002 the company generated revenues in the amount of $12,000 from operations as compared to $230,000 for the same period a year earlier ending October 31, 2001. Revenues for the 2001 quarter included $181,000 in fees from the rental of power generation equipment. During the fiscal year ended April 30, 2002, the Company ceased operating the rental equipment and intends to sell the equipment. Accordingly, no fees were generated from the rental of power generation equipment in the quarter ending October 31, 2002. Fuel sales declined in the quarter ended October 31, 2002 owing to the Company's focus on developing its business model as a business development company.

GENERAL  AND  ADMINISTRATIVE
----------------------------

     Total general and administrative expenses were $648,000 for the three months ended October 31, 2002 compared to general and administrative expenses for the comparable period in 2001 of $576,000. The $72,000 increase between the two periods is primarily attributable to the Company's buyout of the employment contract of its former President through the issuance of common stock valued at $108,000.

OTHER  EXPENSES
---------------

     Impairment of plant costs in the quarter ended October 31, 2002 were associated with the write off of $618,000 incurred in connection with designing and developing a biofuel facility in Riverside, California. While the Company intends to vigorously pursue construction of the facility, it has been unable to secure land suitable for construction and deemed the value of the costs incurred to date to be impaired.

     Expense recognized from the sale of stock below fair value during the quarter ended October 31, 2002 of $89,000 was incurred in connection with the issuance of 13,014,400 shares of common stock pursuant to the Company's filing under Form 1-E.

     Interest expense and debt issuance costs were $166,000 for the quarter ended October 31, 2002, compared to $39,000 for the quarter ended October 31, 2001. The increase is primarily attributed to the cost of issuing common stock associated with securing short-term borrowings.

     Other expenses of $50,000 incurred in the quarter ended October 31, 2002 included the write off of a $50,000 deposit associated with the Cardlock facility in Phoenix, Arizona. In September 2002, the Company determined that the acquisition of the Cardlock facility was not an economically sound investment and failed to meet the investment criteria of the investment committee.

NET  INCOME
-----------

     As a result of the above-mentioned factors, the Company incurred a loss of $1,570,000 for the quarter ended October 31, 2002, compared to a loss of $419,000 for the first quarter of the prior year, an increase of $1,151,000.

Six month period ended October 31, 2002 compared to six month period ended October 31, 2001

REVENUES
--------

     For the six month period ended October 31, 2002 the company generated revenues in the amount of $31,000 from operations as compared to $429,000 for the same period a year earlier ending October 31, 2001. Revenues for the 2001 six month period included $369,000 in fees from the rental of power generation equipment. During the fiscal year ended April 30, 2002, the Company ceased operating the rental equipment and intends to sell the equipment. Accordingly, no fees were generated from the rental of power generation equipment in the quarter ending October 31, 2002.

GENERAL  AND  ADMINISTRATIVE
----------------------------

     Total general and administrative expenses were $1,015,000 for the six months ended October 31, 2002 compared to general and administrative expenses for the comparable period in 2001 of $1,033,000. The $18,000 decrease between the two periods is primarily attributable to the suspension of depreciation on assets held for sale and a reduction in goodwill amortization since goodwill was fully amortized in 2001. This reduction was offset by an increase in compensation expense related to the value of 2,700,000 shares of common stock issued to buy out the employment contract of the Company's former president.

OTHER  EXPENSES
---------------

     Impairment of plant costs in the six months ended October 31, 2002 were associated with the write off of $618,000 incurred in connection with designing and developing a biofuel facility in Riverside, California. While the Company intends to vigorously pursue construction of the facility, it has been unable to secure land suitable for construction and deemed the value of the costs incurred to date to be impaired.

     Expense recognized from the sale of stock below fair market value during the six months ended October 31, 2002 of $109,000 included $89,000 incurred in connection with the issuance of 13,014,400 shares of common stock pursuant to the Company's filing under Form 1-E, and $20,000 resulting from the issuance of stock below fair market value to retire a note payable to a third party.

     Interest expense and debt issuance costs were $242,000 for the six month period ended October 31, 2002, compared to $444,000 for the same period of the prior year. Also recorded in the six month period ended October 31, 2001 was $354,000 in beneficial conversion feature associated with a convertible debenture. While the Company's overall debt burden increased from 2001 to 2002, the Company did not incur expense in 2002 for beneficial conversion features, and the debt issuance costs in 2002 were only $119,000.

     Other expenses in the six month period ended October 31, 2002 included the write off of a $50,000 deposit associated with the Cardlock facility in Phoenix, Arizona. In September 2002, the Company determined that the acquisition of the Cardlock facility was not an economically sound investment and failed to meet the investment criteria of the investment committee.

NET  INCOME
-----------

     As a result of the above-mentioned factors, the Company incurred a loss of $2,036,000 for the six month period ended October 31, 2002, compared to a loss of $1,500,000 for the same six month period of the prior year, an increase of $536,000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $17,221,000. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the investment in profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

     As of October 31, 2002, the Company had a bank overdraft of $4,000 and current liabilities exceeded current assets by $2,308,000. The Company's primary available source for generating cash for operations is through the issuance of common stock and notes payable. On August 16, 2002, the Company filed a Form 1-E notifying the Securities and Exchange Commission of its intent to sell $500,000 of the Company's common stock pursuant to a Regulation E exemption. This notification became effective on August 30, 2002 and the Company subsequently raised approximately $339,000 through the issuance of 13,014,400 shares of common stock. This offering was closed on November 11, 2002. The Company filed a second Form 1-E on November 11, 2002, notifying the Securities and Exchange Commission of its intent to sell an additional $750,000 of the Company's common stock pursuant to a Regulation E exemption at prices ranging from $0.005 to $0.05. This notification became effective on November 22, 2002 and the Company subsequently issued 4,700,000 shares to repay convertible debentures of $23,500. The Company is limited to raising a total of $5,000,000 through Regulation E per 12-month period. The Company's ability to raise money through the issuance of common stock is conditional upon the market for the Company's stock. Management has no assurance that any funds will be available under the Form 1-E, or that any funds made available will be adequate for the Company to continue as a going concern. If the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is doubt that the company can continue as a going concern.

     The Company is involved in the development of a biodiesel production facility in Riverside, California, through its subsidiary, Agua Mansa, LLC, in which it maintains a 90% ownership interest. While total costs for the completed project are not yet fully projected, and will vary depending on the final project size, it is anticipated that the facility will cost several million dollars. Included in this amount is $690,000 for the land upon which the facility will be located and preliminary engineering costs of $525,000 incurred to date. In November 2002, the Company decided not to consummate the purchase of the land in Agua Mansa and dropped out of escrow, in part because it was unable to obtain the necessary permitting and in part because it was unable to obtain the financing necessary to conclude the transaction. As a result, the Company recorded an impairment of $618,000 in the value of the capitalized costs associated with developing the facility. While the Company remains committed to the development and construction of the Agua Mansa facility, it is reliant upon acquiring suitable property on which to build the facility and then obtaining the necessary outside funding to complete construction. In the event the Company is unable to acquire property and obtain financing for the Agua Mansa facility, there is substantial doubt that the Company will be able to execute its business strategy and continue as a going concern.

PART  II

ITEM  1     LEGAL  PROCEEDINGS

     In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company's management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM  2     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On August 1, 2002, the Company issued a total of 3,000,000 shares of restricted common stock to Anthony K. Miller, Harrison A. McCoy, III, and William O. Sheaffer. Mr. Miller is a former director of the Company and received 1,000,000 shares. Mr. McCoy and Mr. Sheaffer are current directors of the Company and received 1,000,000 shares each. All the shares were issued for the redemption of 3,000,000 shares of convertible preferred stock that had 10:1 super voting rights. The issuances were exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933.

     On August 1, 2002, the Company issued a total of 1,608,332 shares of restricted common stock to Anthony K. Miller, Lawrence W. Taggart, Harrison A. McCoy, III, and William O. Sheaffer. Mr. Miller is a former director of the Company and received 983,333 shares. Mr. Taggert is a former Director and President of the Company and received 208,333 shares. Mr. McCoy and Mr. Sheaffer are current directors of the Company and received 208,333 shares each. These shares were issued on the exercise of stock options. All remaining unvested, unexercised stock options were then cancelled. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On August 1, 2002, the Company issued 2,700,000 shares of restricted common stock to Lawrence W. Taggart, a former President and director of the Company, as a buyout of the remaining 18 months of his employment contract, such amount representing the remaining cash value of the contract of $108,000. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On August 1, 2002, the Company issued 6,240,785 shares of restricted common stock to six different unrelated individuals in exchange for consulting and other services valued at approximately $250,000. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On August 1, 2002, the Company issued 900,000 shares of restricted common stock valued at $30,000 were issued to three different unrelated parties as debt issuance costs associated with short-term borrowings of $30,000. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In August 2002, the Company issued 1,537,500 shares of restricted common stock valued at $59,300 to 2 different unrelated individuals, which was repayment of short-term borrowings of $59,300. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     Pursuant to an exemption under Regulation E, the Company issued a total of 13,014,400 shares of common stock to three different unrelated investors in exchange for a total of $339,000, as detailed herein. All the issuances were to accredited investors. The breakdown of these issuances is as follows: on September 5, 2002 the Company issued 660,000 shares of common stock for the extinguishment of a $30,000 promissory note and 3,914,400 shares of common stock in exchange for cash; on September 9, 2002 the Company issued 1,000,000 shares of common stock for $25,000 in cash; on September 18, 2002 the Company issued 1,000,000 shares of common stock for $25,000 in cash; and on October 15, 2002 the Company issued 6,440,000 shares of common stock in exchange for the payment of $161,000 in principal and interest under an outstanding debenture.

     On September 5, 2002, the Company issued a convertible debenture in the principal amount of $25,000. The debenture was immediately converted into 1,000,000 shares of common stock, resulting in the recognition of an additional $25,000 in expense. These shares were issued free trading pursuant to Rule 504 of Regulation D of the Securities Act of 1933.

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events which are required to be reported under this Item.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There have been no events which are required to be reported under this Item.

ITEM  5     OTHER  INFORMATION

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

     The  Company's  first  investment  was  in Agua Mansa Bioenergy, LLC ("Agua
Mansa"). Over the past year the Company invested $611,808 in Agua Mansa. The most recent investment was on October 31, 2002. The total investment was in exchange for 100 shares of common stock, which is 90% of Agua Mansa's outstanding stock.

     Agua Mansa is in the process of designing and developing a new, state-of-the-art biodiesel facility in Riverside, California, that will produce fuel while also yielding high-grade by-products such as pharmaceutical-grade glycerin and Vitamin E. In March 2002, the Company entered into a Preliminary Engineering Agreement with Lurgi, PSI, Inc. ("Lurgi") in which Lurgi will perform the preliminary engineering work on the Agua Mansa project. Subsequent to April 30, 2002, the Company entered into an Escrow Agreement for the purchase of 7.73 acres of land in Riverside, California where the new facility will be located. The total purchase price of this land was to be $793,000, of which $10,000 was paid as a deposit. However, the Company has recently chosen not to consummate the purchase or long-term lease of land which satisfies the project's requirements; therefore, the Company has determined that the costs incurred for designing and developing bio-energy facilities should be expensed. The Company forfeited the $10,000 deposit on the land at Agua Mansa and does not anticipate re-entering escrow on this or any other property until the requisite permits and adequate financing are in place. No additional costs will be capitalized until such time as land is acquired and construction commences, if ever. There are no assurances management will be able to raise sufficient capital to acquire the land, and if acquired, complete construction of a new biodiesel plant. The Company charged operations for $618,000 associated with the facility being developed for Agua Mansa as of October 31, 2002.

     The Company also invested a total of $2,384 in Biofuel Exchange Corporation ("BFX") on October 1, 2002. This investment was in exchange for 5,100 shares, which equates to a 51% ownership interest in BFX. Parties unrelated to the Company own the remainder of BFX.

     BFX was established to create a market for the wholesale exchange of biodiesel. There is not presently a national exchange for buying and selling biodiesel. Customers must contract with suppliers or directly with manu-facturers and negotiate the best rates possible. There are no quality standards or published pricing. BFX hopes to fill this market need by contracting with manufacturers, setting quality standards, and publishing prices for wholesalers.

     The Company also invested a total of $1,550 in Buckeye Biofuels, LLC ("Buckeye") on September 30, 2002. This investment was in exchange for 100 shares of common stock, which equates to 100% of Buckeye's outstanding stock.

     Buckeye was formed to build and operate a small-scale biodiesel manu-facturing facility outside of Phoenix, Arizona. The plant being designed will produce 5-6 million gallons of biodiesel fuel per year and will serve the local market and Colorado.

     The Company also invested a total of $12,317 in U.S. Fuel Partners, LLC ("USFP") on September 20, 2002. This investment was in exchange for 100 shares of common stock, which equates to a 70% ownership interest in USFP. Parties unrelated to the Company own the remainder of USFP.

     USFP was formed to engage in the retail and wholesale sale of biodiesel fuel in Colorado and the neighboring areas. USFP presently buys biodiesel fuel directly from either suppliers or manufacturers to fill customers' orders.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

        99.1 Certification as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports  on  Form  8-K

     On September 13, 2002, the Company filed a Form 8-K regarding a change in the Company's certifying accountant from Stonefield Josephson, Inc., to McKennon, Wilson & Morgan, LLP. This change was effective August 30, 2002.

     On September 23, 2002, the Company filed a Form 8-K regarding Stonefield Josephson, Inc.'s letter in agreement with the Company's Form 8-K filed on September 13, 2002 regarding the Company's change in certifying accountants.

     On October 30, 2002, the Company filed a Form 8-K regarding the Company's receipt and acceptance of the resignation of one of its directors, Anthony K. Miller; and the Company's announcement of three new independent directors being appointed to the Company's Board of Directors: Karl Gee, Roy W. Kekahuna, and Neway Argaw.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  December 16, 2002          Southern States Power Company, Inc.

                                   /s/  Harrison  A.  McCoy,  III
                                   ---------------------------------------------
                                   By:  Harrison  A.  McCoy,  III
                                   Its:  Chief  Executive Officer and  Treasurer