Form 10QSB
period 2003-01-31
SOUTHERN STATES POWER CO INC
filed 2003-03-26
CIK 1042482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003


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
              ----        ----

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes         No.
                                                            ----       ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 13, 2003, there were 147,040,666 shares of common stock issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                             Yes      No  X
                                 ----   ----

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

ITEM  1     FINANCIAL  STATEMENTS


                      SOUTHERN STATES POWER COMPANY, INC.
                                  BALANCE SHEET
                                  (UNAUDITED)

ASSETS
                                                                    JANUARY 31,
                                                                       2003
                                                                   -------------

Current assets:
 Cash. . . . . . . . . . . . . . . . . . . . . .  . . . . . . . .  $      4,000
 Other current assets. . . . . . . . . . . . . .  . . . . . . . .        20,000
                                                                   -------------

        Total Current Assets. . . . . . . . . . . . . . . . . . .        24,000
                                                                   -------------

Net properties (Note 2) . . . . . . . . . . . . . . . . . . . . .        45,000
Equipment in foreclosure (Note 2) . . . . . . . . . . . . . . . .       961,000
                                                                   -------------

                                                                   $  1,00,000
                                                                   =============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .  $    994,000
  Accrued expense . . . . . . . . . . . . . . . . . . . . . . . .       127,000
  Loans payable (Note 2). . . . . . . . . . . . . . . . . . . . .       169,000
  Bank note payable (Note 2). . . . . . . . . . . . . . . . . . .     1,103,000
                                                                   -------------

    Total current liabilities . . . . . . . . . . . . . . . . . .     2,393,000

 Convertible debentures (Note 2). . . . . . . . . . . . . . . . .       237,000
                                                                   -------------

  Total liabilities . . . . . . . . . . . . . . . . . . . . . . .     2,630,000

Stockholders' deficit (Note 4):
  Common stock - $.001 par value; 250,000,000 shares authorized,
     135,250,667 shares issued and outstanding. . . . . . . . . .       135,000
  Capital in excess of par value. . . . . . . . . . . . . . . . .    15,914,000
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .   (17,649,000)
                                                                   -------------

  Total stockholders' deficit . . . . . . . . . . . . . . . . . .    (1,600,000)
                                                                   -------------

                                                                   $  1,030,000
                                                                   =============


                 See accompanying notes to financial statements


                                   SOUTHERN  STATES  POWER  COMPANY,  INC.
                                         STATEMENTS  OF  OPERATIONS
                                             (UNAUDITED)


                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               JANUARY 31,                           JANUARY  31,
                                                 -----------------------------------------   ----------------------------------
                                                        2003                2002                     2003            2002

Fuel sales . . . . . . . . . . . . . . . . . .  $                 --   $             7,000   $        31,000   $        67,000
Rental fees. . . . . . . . . . . . . . . . . .                    --                    --                --           369,000
                                                ---------------------  --------------------  ----------------  ----------------
   Total sales . . . . . . . . . . . . . . . .                    --                 7,000            31,000           436,000

Cost of sales. . . . . . . . . . . . . . . . .                    --                 3,000            33,000           102,000
                                                ---------------------  --------------------  ----------------  ----------------

Gross profit (loss). . . . . . . . . . . . . .                    --                 4,000            (2,000)          334,000

General and administrative expenses. . . . . .               210,000               598,000         1,226,000         2,036,000
Impairment of biodiesel fuel facility costs. .                13,000                    --           631,000                --
Expense of common stock issued for cash
 below fair value. . . . . . . . . . . . . . .                23,000                    --           132,000                --
                                                ---------------------  --------------------  ----------------  ----------------

Loss from operations . . . . . . . . . . . . .              (246,000)             (594,000)       (1,991,000)       (1,702,000)

Interest expense and debt issuance costs . . .              (170,000)              (10,000)         (412,000)          (50,000)
Beneficial conversion feature of
convertible debt . . . . . . . . . . . . . . .                    --                    --                --          (355,000)
Loss due to decline in value of available
for sale securities. . . . . . . . . . . . . .                     .              (113,000)               --          (113,000)
Other income or (expense). . . . . . . . . . .              (10,000)                 5,000           (60,000)            8,000
                                                ---------------------  --------------------  ----------------  ----------------

Net loss . . . . . . . . . . . . . . . . . . .  $           (426,000)  $          (712,000)  $    (2,463,000)  $    (2,212,000)
                                                =====================  ====================  ================  ================

Basic and dilutive net loss per share (Note 3)  $              (0.00)  $             (0.01)  $         (0.03)  $         (0.06)
                                                =====================  ====================  ================  ================

Weighted average number of shares
 outstanding . . . . . . . . . . . . . . . . .           110,441,480            53,564,820        88,297,244        35,385,043
                                                =====================  ====================  ================  ================


                                 See accompanying notes to financial statements.


                      SOUTHERN STATES POWER COMPANY, INC.
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                        NINE MONTHS
                                                                           ENDED
                                                                         JANUARY 31,
                                                                     2003           2002
                                                                 -------------  ------------
Cash flows from operating activities:
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (2,463,000)  $(2,212,000)
   Adjustment to reconcile net loss to net cash used
   in operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . .        11,000       233,000
  Fair value of stock options . . . . . . . . . . . . . . . . .       110,000       259,000
  Debt issuance costs and value of beneficial conversion. . . .       140,000       800,000
  Impairment of biofuel facility costs. . . . . . . . . . . . .       631,000            --
  Stock issued for interest expense . . . . . . . . . . . . . .        97,000            --
  Stock issued for services . . . . . . . . . . . . . . . . . .       358,000       503,000
  Loss on deposits. . . . . . . . . . . . . . . . . . . . . . .        40,000            --
  Expense recognized from sale of stock at less than fair value       132,000            --
  Loss due to a permanent decline in the value of available for
    sale securities . . . . . . . . . . . . . . . . . . . . . .            --       113,000
Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable . . . . . . . .        20,000       (18,000)
  Increase in inventories . . . . . . . . . . . . . . . . . . .            --       (50,000)
  Decrease (increase) in other current assets . . . . . . . . .       (20,000)      (30,000)
  Increase (decrease) in accounts payable and accrued expenses.       906,000       (87,000)
                                                                 -------------  ------------

     Net cash used in operating activities. . . . . . . . . . .       (38,000)     (489,000)

Cash flows from investing activities:
  Disposition (acquisition) of properties . . . . . . . . . . .        12,000    (1,747,000)
  Costs incurred to develop biodiesel fuel facility . . . . . .      (631,000)           --
  Investment in assets held for sale. . . . . . . . . . . . . .       (18,000)           --
  Loan payable, related party . . . . . . . . . . . . . . . . .        10,000       (10,000)
                                                                 -------------  ------------

  Net cash used in investing activities . . . . . . . . . . . .      (627,000)   (1,757,000)

Cash flows from financing activities:
     Net proceeds from issuance of debenture payable                   35,000     1,125,000
  Proceeds from sale of common stock. . . . . . . . . . . . . .       444,000        34,000
  Proceeds from bank loan . . . . . . . . . . . . . . . . . . .            --     1,450,000
  Paydown on principal of bank loan . . . . . . . . . . . . . .            --      (202,000)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --       (10,000)
  Proceeds from issuance of notes payable . . . . . . . . . . .       170,000        25,000
                                                                 -------------  ------------

  Net cash provided by financing activities . . . . . . . . . .       649,000     2,422,000
                                                                 -------------  ------------

Net (decrease) increase in cash, cash equivalents                     (16,000)      176,000
Cash, cash equivalents at beginning of period . . . . . . . . .        20,000         2,000
                                                                 -------------  ------------
Cash, cash equivalents at end of period                          $      4,000   $   178,000
                                                                 =============  ============

Supplemental disclosure of cash flow information:
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .  $    239,000   $    44,000
Supplemental disclosure of non-cash investing and
financing activities:
Exercise of stock options . . . . . . . . . . . . . . . . . . .  $     37,000            --

                 See accompanying notes to financial statements

                       SOUTHERN STATES POWER COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

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

On July 31, 2002, the Company's Board of Directors voted to be regulated as a business development company pursuant to Section 54 of the Investment Company Act of 1940. The decision to become a business development company was made primarily to better reflect the Company's anticipated future business and developing relationships. The Company intends to focus its investments in companies engaged in the production, sale and distribution of biodiesel fuel and other alternative energy solutions. Biodiesel is a diesel fuel made from a vegetable oil, rather than petrochemical oil, and is officially designated by the EPA as an alternative fuel under the Energy Policy Act. Biodiesel is a unique alternative fuel because it can be used in diesel engines without any change or modifications to the engines, vehicles, or ground fueling equipment. To date, the Company has been unsuccessful in its recent efforts to develop and construct a biodiesel fuel facility through its portfolio companies.

Since its designation as a business development company, Southern States has made investments in the following companies: Agua Mansa Bioenergy, LLC; Biofuel Exchange Corporation; Buckeye Biofuels, LLC; and U.S. Fuel Partners, LLC.
Southern States has not been successful in realizing any returns on its investments.

Prior to its election to be regulated as a business development company, the Company utilized agricultural products and "yellow grease" reclamation by-products to produce and distribute biodiesel fuels. The Company still participates in these business activities on a smaller scale.

Basis  of  Presentation

The interim financial data as of January 31, 2003 and for the three and nine months ended January 31, 2003 and 2002 are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of January 31, 2003, and the results of operations and cash flows for the three and nine month period then ended. Results for the nine-month period ended January 31, 2003 are not necessarily indicative of the results to be expected for the year ending April 30, 2003.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-KSB.

New  Accounting  Pronouncement
------------------------------

In January 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have any material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections", which did not have an affect on the Company's financial statements.

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

NOTE  2  -  BALANCE  SHEET  ITEMS

Net  properties

Net properties includes office equipment, furniture and fixtures. Balances as of January 31, 2003 were as follows:

     Office equipment . . . .  $   4,000
     Furniture and fixtures .     17,000
     Autos and trucks . . . .     27,000
     Leasehold improvements .      6,000
     Accumulated depreciation     (9,000)
                               ----------

     Net properties . . . . .  $  45,000
                               ==========

The Company had capitalized a total of $618,000 related to the development of the Agua Mansa Bioenergy facility in Riverside, California. Such costs included fees for permits and entitlements, payments made on land in escrow and engineering costs of $525,000, which are included in accounts payable. Inasmuch as the Company has chosen not to consummate the purchase or long-term lease of land, which satisfies the project's requirements, the Company has determined that the costs incurred for designing and developing bio-energy facilities should be expensed. The Company forfeited the $10,000 deposit on the land at Agua Mansa and does not anticipate re-entering escrow on this or any other property until the requisite permits and adequate financing are in place. No additional costs will be capitalized until such time as land is acquired and construction commences, if ever. There are no assurances management will be able to raise sufficient capital to acquire the land, and if acquired, complete construction of a new biodiesel plant. The Company charged operations a total of $631,000 associated with the facility being developed for Agua Mansa during the quarter ended October 31, 2002. Management does not expect to incur any additional expenses relating to the development of the Agua Mansa Bioenergy facility in the near future.

Equipment in foreclosure

During the year ended April 30, 2002, the Company purchased three generators for an aggregate purchase price of approximately $1,600,000. These generators were then rented to a customer for power generation using biodiesel fuels. During the year ended April 30, 2002, the customer ceased operating the generators and terminated the rental agreement. During fiscal 2002, management decided to sell the equipment and cease all power generation activities in order to focus on the development of a biodiesel fuel production facility. Management determined that the equipment should be reduced to a carrying value of $961,000, net of estimated costs to dispose, and recorded a loss in the fourth fiscal quarter of 2002. During the nine months ended January 31, 2003, the Company incurred
$18,000 in costs associated with relocating the generators to a storage location. As of January 31, 2003, the equipment wass pledged as collateral for the bank note payable discussed below.

Loans  payable

Private  party  notes  payable
------------------------------

The Company has periodically borrowed money from private sources at prevailing market rates to meet short-term cash flow requirements. As of January 31, 2003, the Company had received short-term operating loans totaling $205,000 from various parties, of which $170,000 was received during the nine months ended January 31, 2003. These loans bear interest at annual rates between 10-12%. During the three months ended January 31, 2003, the Company paid back $4,000 of these loans in cash and converted $24,000 into 2,375,000 shares of the Company's common stock. In addition, the Company wrote off $9,000 of these loans due to the failure of the lender to meet his contractual obligations. As of January 31, 2003, these notes were due and payable and were reflected as current liabilities in the accompanying balance sheet. The Company has not received any demands for repayment and is working with the note holders to satisfy the obligations.

Bank  note  payable
-------------------

The bank note payable in the amount of $1,103,000 as of January 31, 2003, is secured by the generators that are presently held for sale (see above). In August 2002, the Company and lender agreed to restructure the obligation.
According to the terms of the Amended Agreement, the Company is to make interest-only payments of prime plus 0.5% on the balance due, with the principal due in lump sum on March 15, 2003. The Company was unable to make the principal payment so the debt and ownership of the generators was transferred on March 15, 2003 to a shareholder of the Company, who served as a personal guarantor on the note. Management believes the Company will be required to indemnify the guarantor of any losses suffered as a result of a subsequent sale.

Convertible  debentures
-----------------------

The Company issued $375,000 in convertible debentures, of which $268,000 had not been converted as of January 31, 2003. These debentures bear interest at the rate of 5% and are convertible into common stock at a discount of 80% of the average market price for the common stock over the three days prior to the date of conversion. Unless converted, these debentures mature on December 13, 2003. The Company recorded $75,000 into additional paid-in capital associated with issuing these debentures to account for the beneficial conversion feature of the instruments. This amount is reflected net of the convertible debentures on the accompanying balance sheet and is being amortized to debt issuance costs over the life of the debenture. As of January 31, 2003, the Company had amortized $44,000 of this amount, of which $14,000 was recorded in the current quarter.

In November and December of 2002, and January of 2003, the Company raised a total of $110,000 through the issuance of convertible debentures. The debentures mature in one year from the date of issuance and bear interest at the rate of eight percent (8%). Of these debentures, $80,000 are convertible into common stock of the Company at a price of $0.005, and $30,000 are convertible at a price of $0.0075, all of which were converted into 20,000,000 shares of the Company's common stock as of January 31, 2003. The Company recorded $110,000 into additional paid in capital associated with issuing these debentures to account for the conversion feature of the instruments. This amount was fully amortized to debt issuance costs during the three months ended January 31, 2003.

NOTE  3  -  PER  SHARE  INFORMATION

For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted per share information, since the Company experienced a loss for all periods presented. Potential common shares which would have been included in diluted per share information if the affect had not been anti-dilutive approximated 38,000,000 shares.

NOTE  4  -  STOCKHOLDER'S  EQUITY

During the quarter ended July 31, 2002, the Company sold 475,000 of restricted common stock in a private placement to several individuals for net proceeds of $19,000. The shares were sold at $0.04 per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are restricted and generally sold at a 50% discount to closing prices based on an average prior to the sale. The Company records the difference between the fair value of the common stock issued and the cash received as a charge to operations. In the event the shares of common stock are restricted under Rule 144 of the Securities Act, management uses the closing price, less a discount of 10%.

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

On November 11, 2002, the Company filed a Form 1-E notifying the Securities Exchange Commission of its intent to sell $750,000 of the Company's common stock pursuant to a Regulation E exemption. This notification became effective on November 22, 2002

In November, December of 2002, and January of 2003, the Company raised a total of $110,000 through the issuance of convertible debentures. The debentures mature in one year from the date of issuance and bear interest at the rate of eight percent (8%). Of these debentures, $80,000 are convertible into common stock of the Company at a price of $0.005, and $30,000 are convertible at a price of $0.0075. As of January 31, 2003, all of such debentures were converted into 20,000,000 shares of the Company's common stock and were intended to be exempt from registration under regulation E exemptionThe Company recorded $110,000 into additional paid in capital associated with issuing these debentures to account for the conversion feature of the instruments. This amount was fully amortized to debt issuance costs during the three months ended January 31, 2003.

In January 2003, the Company sold 9,533,889 shares common stock in a private placement to several individuals for net proceeds of $63,000. The shares were sold at prices ranging from $0.005 and $0.009 per share in a private placement intended to be exempt from registration under regulation E exemption. The Company recorded the difference between the fair value of the common stock issued and the cash received as a charge to operations totaling $23,000.

In January 2003, holders of convertible debentures elected to convert $45,000 of principal and $7,000 in accrued interest into 5,884,197 shares of the Company's common stock.

In January 2003, a holder of a loan payable elected to convert $24,000 into 2,375,000 shares of the Company's common stock. The Company did not recognize any additional expense from this transaction.

NOTE  5  -  SUBSEQUENT  EVENTS

In February 2003, a holder of a loan payable elected to convert $8,000 into 790,000 shares of the Company's common stock. The Company will not recognize any additional expense from this transaction.

In February 2003, the Company sold 11,000,000 shares of common stock in a private placement to two investors for net proceeds of $55,000. The shares were sold at $0.005 per share in a private placement intended to be exempt from registration under regulation E exemption. There was no difference between the fair value of the common stock issued and the cash received, thus no charge to operations recorded.

ITEM  2     MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

GENERAL

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto including the audited financial statements and notes thereto as contained in Form 10-KSB as filed on or about August 14, 2002. In connection with, and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions the readers regarding certain forward looking statements in the following discussions and elsewhere in this report and in any other statements made by, or on behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertain ties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

BUSINESS  DEVELOPMENT  COMPANY

     On July 31, 2002, the Company's Board of Directors voted to be regulated pursuant to Section 54 of the Investment Company Act of 1940 with its investments concentrated in companies engaged in the production, sale and distribution of biodiesel fuel and other alternative energy solutions. On August 8, 2002, the Company filed a form N-54A, notifying the Securities and Exchange Commission of its intent to be regulated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940. Prior to making this election, the Company was actively involved in the sale, manufacture and distribution of biodiesel. The decision to be regulated under the
Investment Company Act of 1940 was made primarily to better reflect the Company's anticipated future business and developing relationships. As a business development company, the Company has invested in, and has a substantial ownership interest in, the following companies: Agua Mansa Bioenergy, LLC; Biofuel Exchange Corporation; U.S. Fuel Partners, LLC; Buckeye Biofuels, LLC; and LSTI Environmental Energies, LLC. (See Part II, Item 5 "Other Information," below).

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

     On November 11, 2002, the Company filed a Form 1-E notifying the Securities Exchange Commission of its intent to sell $750,000 of the Company's common stock pursuant to a Regulation E exemption at prices ranging from $0.005 to $0.05 ("November Offering"). This notification became effective on November 22, 2002 and as of January 31, 2003, the Company had issued a total of 37,793,086 shares of common stock, of which 28,259,197 shares were to repay short term debt and convertible debentures totaling $185,750 and 9,533,889 shares in a private transaction in exchange for $63,000. The Company currently plans to use subsequent stock issuances under this November Offering to repay convertible debentures, to meet operating cash flow needs, and to satisfy current liabilities.

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

INCOME  TAXES
-------------

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of January 31, 2003, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS  OF  OPERATIONS

Quarter  ended  January  31,  2003  compared  to  quarter ended January 31, 2002

REVENUES
--------

     For the three months ended January 31, 2003 the company generated revenues in the amount of $0 from operations as compared to $7,000 for the same period a year earlier ending January 31, 2002. Revenues for the 2002 quarter included $7,000 in fees from fuel sales. Fuel sales declined in the quarter ended January 31, 2003 owing to the Company's focus on developing its business model as a business development company.

GENERAL  AND  ADMINISTRATIVE
----------------------------

     Total general and administrative expenses were $210,000 for the three months ended January 31, 2003 compared to general and administrative expenses for the comparable period in 2002 of $598,000. The $388,000 decrease between the two periods is primarily attributable to the Company's change in focus to a business development company.

OTHER  EXPENSES
---------------

     Impairment of plant costs in the quarter ended January 31, 2003 were associated with the write off of $13,000 incurred in connection with designing and developing a biofuel facility in Riverside, California. While the Company intends to vigorously pursue construction of the facility, it has been unable to secure land suitable for construction and deemed the value of the costs incurred to date to be impaired.

     Expense recognized from the sale of stock below fair value during the quarter ended January 31, 2003 of $23,000 was incurred in connection with the issuance of 9,533,889 shares of common stock in a private transaction pursuant to the Company's filing under Form 1-E.

     Interest expense and debt issuance costs were $170,000 for the quarter ended January 31, 2003, compared to $10,000 for the quarter ended January 31, 2002. The increase is primarily attributed to the cost of issuing common stock associated with securing short-term borrowings.

NET  INCOME
-----------

     As a result of the above-mentioned factors, the Company incurred a loss of $416,000 for the quarter ended January 31, 2003, compared to a loss of $712,000 for the first quarter of the prior year, a decrease of $296,000.

Nine month period ended January 31, 2003 compared to nine month period ended January 31, 2002

REVENUES
--------

     For the nine month period ended January 31, 2003 the company generated revenues in the amount of $31,000 from operations as compared to $436,000 for the same period a year earlier ending January 31, 2002. Revenues for the 2002 nine month period included $369,000 in fees from the rental of power generation equipment. During the fiscal year ended April 30, 2002, the Company ceased operating the rental equipment and intends to sell the equipment. Accordingly, no fees were generated from the rental of power generation equipment in the nine month period ended January 31, 2003.

GENERAL  AND  ADMINISTRATIVE
----------------------------

     Total general and administrative expenses were $1,226,000 for the nine months ended January 31, 2003 compared to general and administrative expenses for the comparable period in 2002 of $2,036,000. Of the $1,226,000 in general and administrative expenses for the nine months ended January 31, 2003, $447,650 was consulting fees, $287,840 was non cash compensation, $107,790 was pro-fessional fees, $92,772 was expenses related to the Company's Arizona office, and the balance was miscellaneous expenses. Of the $2,036,000 in general and administrative expenses for the nine months ended January 31, 2002, $680,155 was consulting fees, $259,000 was compensation expense, $139,528 was professional fees, $98,676 was depreciation expense, $97,600 was amortization expense, and the balance was miscellaneous expenses.

OTHER  EXPENSES
---------------

     Impairment of plant costs in the nine months ended January 31, 2003 were associated with the write off of $631,000 incurred in connection with designing and developing a biofuel facility in Riverside, California. While the Company intends to vigorously pursue construction of the facility, it has been unable to secure land suitable for construction and deemed the value of the costs incurred to date to be impaired.

     Expense recognized from the sale of stock below fair market value during the nine months ended January 31, 2003 of $132,000 included $112,000 incurred in connection with the issuance of 22,548,289 shares of common stock pursuant to the Company's filing under Form 1-E, and $20,000 resulting from the issuance of stock below fair market value to retire a note payable to a third party.

     Interest expense and debt issuance costs were $412,000 for the nine month period ended January 31, 2003, compared to $50,000 for the same period of the prior year. This increase is due primarily to the cost of issuing common stock associated with securing short-term borrowings. Also recorded in the nine month period ended January 31, 2002 was $355,000 in beneficial conversion feature associated with a convertible debenture.

     Other expenses in the nine month period ended January 31, 2003 included the write off of a $50,000 deposit associated with the Cardlock facility in Phoenix, Arizona. In September 2002, the Company determined that the acquisition of the Cardlock facility was not an economically sound investment and failed to meet the investment criteria of the investment committee.

NET  INCOME
-----------

     As a result of the above-mentioned factors, the Company incurred a loss of $2,453,000 for the nine month period ended January 31, 2003, compared to a loss of $2,212,000 for the same nine month period of the prior year, an increase of $241,000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $17,639,000. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the investment in profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

     As of January 31, 2003, the Company had total current assets of $24,000, including $4,000 in cash and $20,000 in other current assets. During this same period the Company's total current liabilities exceeded current assets by $2,369,000. The Company's primary available source for generating cash for operations is through the issuance of common stock and notes payable. On August 16, 2002, the Company filed a Form 1-E notifying the Securities and Exchange Commission of its intent to sell $500,000 of the Company's common stock pursuant to a Regulation E exemption. This notification became effective on August 30, 2002 and the Company subsequently raised approximately $339,000 through the issuance of 13,014,400 shares of common stock. This offering was closed on November 11, 2002. The Company filed a second Form 1-E on November 11, 2002, notifying the Securities and Exchange Commission of its intent to sell an additional $750,000 of the Company's common stock pursuant to a Regulation E exemption at prices ranging from $0.005 to $0.05. This notification became effective on November 22, 2002 and as of January 31, 2003, the Company had issued a total of 37,793,086 shares of common stock, of which 28,259,197 shares were to repay short term debt and convertible debentures totaling $185,750 and 9,533,889 shares were issued in a private transaction in exchange for $63,000. The Company is limited to raising a total of $5,000,000 through Regulation E per 12-month period. The Company's ability to raise money through the issuance of common stock is conditional upon the market for the Company's stock. Management has no assurance that any funds will be available under the Form 1-E, or that any funds made available will be adequate for the Company to continue as a going concern. If the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is doubt that the company can continue as a going concern.

     The Company is involved in the development of a biodiesel production facility in Riverside, California, through its subsidiary, Agua Mansa, LLC, in which it maintains a 90% ownership interest. While total costs for the completed project are not yet fully projected, and will vary depending on the final project size, it is anticipated that the facility will cost several million dollars. Included in this amount is $690,000 for the land upon which the facility will be located and preliminary engineering costs of $525,000 incurred to date. In November 2002, the Company decided not to consummate the purchase of the land in Agua Mansa and dropped out of escrow, in part because it was unable to obtain the necessary permitting and in part because it was unable to obtain the financing necessary to conclude the transaction. As a result, the Company recorded an impairment of $631,000 in the value of the capitalized costs associated with developing the facility. While the Company remains committed to the development and construction of the Agua Mansa facility, it is reliant upon acquiring suitable property on which to build the facility and then obtaining the necessary outside funding to complete construction. In the event the Company is unable to acquire property and obtain financing for the Agua Mansa facility, there is substantial doubt that the Company will be able to execute its business strategy and continue as a going concern.

     During the year ended April 30, 2002, the Company purchased three generators for an aggregate purchase price of approximately $1,600,000. The Company obtained a bank loan for the purchase of the generators. A shareholder of the Company guaranteed the repayment by the Company of the bank loan. In August 2002, the Company and lender agreed to restructure the Company's obligation. According to the terms of the amended agreement, the Company was to make interest-only payments of prime plus 0.5% on the balance due, with the principal due in lump sum on March 15, 2003. The Company was unable to make the principal payment, and on March 15, 2003, the debt and ownership of the generators transferred to a shareholder of the Company who served as a personal guarantor on the note. Management believes the Company will be required to indemnify the guarantor for any losses suffered as a result of a subsequent sale.

ITEM  3     CONTROLS  AND  PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

ITEM  2     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     During the quarter ended January 31, 2003, pursuant to an exemption under Regulation E, the Company issued a total of 37,793,086 shares of common stock to several different unrelated investors, of which 28,259,197 shares were to repay short term debt and convertible debentures totaling $185,750 and 9,533,889 shares were issued in a private transaction in exchange for $63,000. All the issuances were to accredited investors. The following is a breakdown of these issuances.

     In November, December of 2002, and January of 2003, the Company raised a total of $110,000 through the issuance of convertible debentures. The debentures mature in one year from the date of issuance and bear interest at the rate of eight percent (8%). Of these debentures, $80,000 are convertible into common stock of the Company at a price of $0.005, and $30,000 are convertible at a price of $0.0075. As of January 31, 2003, all of such debentures were converted into 20,000,000 shares of the Company's common stock and were intended to be exempt from registration under Regulation E exemption.

     In January 2003, the Company sold 9,533,889 shares common stock in a private placement to several individuals for net proceeds of $63,000. The shares were sold at prices ranging from $0.005 and $0.009 per share in a private placement intended to be exempt from registration under Regulation E exemption.

     In January 2003, holders of convertible debentures elected to convert $45,000 of principal and $7,000 in accrued interest into 5,884,197 shares of the Company's common stock. These issuances were exempt from registration under Regulation E exemption.

     In January 2003, a holder of a loan payable elected to convert $24,000 into 2,375,000 shares of the Company's common stock. This issuance was exempt from registration under Regulation E exemption.

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

     The  Company's  first  investment  was  in Agua Mansa Bioenergy, LLC ("Agua
Mansa"). Over the past year the Company invested $611,808 in Agua Mansa. The most recent investment was on October 31, 2003. The total investment was in exchange for 100 shares of common stock, which is 90% of Agua Mansa's outstanding stock.

     Agua Mansa is in the process of designing and developing a new, state-of-the-art biodiesel facility in Riverside, California, that will produce fuel while also yielding high-grade by-products such as pharmaceutical-grade glycerin and Vitamin E. In March 2002, the Company entered into a Preliminary Engineering Agreement with Lurgi, PSI, Inc. ("Lurgi") in which Lurgi will perform the preliminary engineering work on the Agua Mansa project. Subsequent to April 30, 2002, the Company entered into an Escrow Agreement for the purchase of 7.73 acres of land in Riverside, California where the new facility will be located. The total purchase price of this land was to be $793,000, of which $10,000 was paid as a deposit. However, in November 2002, the Company decided not to consummate the purchase or long-term lease of land. The Company forfeited the $10,000 deposit on the land at Agua Mansa and does not anticipate re-entering escrow on this or any other property until the requisite permits and adequate financing are in place. There are no assurances management will be able to raise sufficient capital to acquire the land, and if acquired, complete construction of a new biodiesel plant.

     The Company also invested a total of $2,384 in Biofuel Exchange Corporation ("BFX") on October 1, 2002. This investment was in exchange for 5,100 shares, which equates to a 51% ownership interest in BFX. Parties unrelated to the Company own the remainder of BFX.

     BFX was established to create a market for the wholesale exchange of biodiesel. There is not presently a national exchange for buying and selling biodiesel. Customers must contract with suppliers or directly with manufacturers and negotiate the best rates possible. There are no quality standards or published pricing. BFX hopes to fill this market need by contracting with manufacturers, setting quality standards, and publishing prices for wholesalers.

     The Company also invested a total of $1,550 in Buckeye Biofuels, LLC ("Buckeye") on September 30, 2002. This investment was in exchange for 100 shares of common stock, which was issued in the name of one of its then directors and equates to 100% of Buckeye's outstanding stock.

     Buckeye was formed to build and operate a small-scale biodiesel manufacturing facility outside of Phoenix, Arizona. If the facility is completed as currently planned, the plant being designed will produce 5-6 million gallons of biodiesel fuel per year and will serve the local market and Colorado.

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

ITEM  6          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

        99.1 Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

(b)     Reports  on  Form  8-K

        None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March  24,  2003                         Southern  States Power Company,
Inc.

                                                  /s/  Harrison  A.  McCoy,  III
                                                  ------------------------------
                                                  By:  Harrison  A.  McCoy,  III
                                                  Its:  Chief  Executive Officer
                                                        and  Treasurer

                        CERTIFICATION OF CHIEF EXECUTIVE
                                       AND
                             CHIEF FINANCIAL OFFICER

     I, Harrison A. McCoy, Chief Executive Officer and Chief Financial Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Southern States Power Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

          (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:     March  24,  2003                         /s/  Harrison A. McCoy, III
                                                    ----------------------------
                                                    Harrison  A.  McCoy,  III
                                                    Chief Executive Officer and
                                                    Treasurer