Form 10QSB/A
period 2003-01-31
SOUTHERN STATES POWER CO INC
filed 2003-04-15
CIK 1042482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FIRST AMENDED
                                   FORM 10-QSB/A

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


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                             Yes      No  X
                                 ----   -----

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

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

This First Amended Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend,"
"plan,"  "believe,"  "estimate,"  "consider"  or  similar  expressions are used.

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

ITEM  1     FINANCIAL  STATEMENTS


                      SOUTHERN STATES POWER COMPANY, INC.
                                  BALANCE SHEET
                                  (UNAUDITED)

ASSETS
                                                                    JANUARY 31,
                                                                       2003
                                                                   -------------

Current assets:
 Cash. . . . . . . . . . . . . . . . . . . . . .  . . . . . . . .  $      4,000
 Other current assets. . . . . . . . . . . . . .  . . . . . . . .        20,000
                                                                   -------------

        Total Current Assets. . . . . . . . . . . . . . . . . . .        24,000
                                                                   -------------

Net properties (Note 2) . . . . . . . . . . . . . . . . . . . . .        45,000
Equipment in foreclosure (Note 2) . . . . . . . . . . . . . . . .       961,000
                                                                   -------------

                                                                   $  1,030,000
                                                                   =============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .  $    994,000
  Accrued expense . . . . . . . . . . . . . . . . . . . . . . . .       127,000
  Loans payable (Note 2). . . . . . . . . . . . . . . . . . . . .       169,000
  Bank note payable (Note 2). . . . . . . . . . . . . . . . . . .     1,103,000
                                                                   -------------

    Total current liabilities . . . . . . . . . . . . . . . . . .     2,393,000

 Convertible debentures (Note 2). . . . . . . . . . . . . . . . .       237,000
                                                                   -------------

  Total liabilities . . . . . . . . . . . . . . . . . . . . . . .     2,630,000

Stockholders' deficit (Note 4):
  Common stock - $.001 par value; 250,000,000 shares authorized,
     135,250,667 shares issued and outstanding. . . . . . . . . .       135,000
  Capital in excess of par value. . . . . . . . . . . . . . . . .    15,914,000
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .   (17,649,000)
                                                                   -------------

  Total stockholders' deficit . . . . . . . . . . . . . . . . . .    (1,600,000)
                                                                   -------------

                                                                   $  1,030,000
                                                                   =============


                 See accompanying notes to financial statements


                                   SOUTHERN  STATES  POWER  COMPANY,  INC.
                                         STATEMENTS  OF  OPERATIONS
                                             (UNAUDITED)


                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                          JANUARY 31,                           JANUARY  31,
                                                 -------------------------------   ----------------------------------
                                                      2003           2002                     2003            2002

Fuel sales . . . . . . . . . . . . . . . . . .  $            --   $        7,000   $        31,000   $        67,000
Rental fees. . . . . . . . . . . . . . . . . .               --               --                --           369,000
                                                ----------------  ---------------  ----------------  ----------------
   Total sales . . . . . . . . . . . . . . . .               --            7,000            31,000           436,000

Cost of sales. . . . . . . . . . . . . . . . .               --            3,000            33,000           102,000
                                                ----------------  ---------------  ----------------  ----------------

Gross profit (loss). . . . . . . . . . . . . .               --            4,000            (2,000)          334,000

General and administrative expenses. . . . . .          210,000          598,000         1,226,000         2,036,000
Impairment of biodiesel fuel facility costs. .           13,000               --           631,000                --
Expense of common stock issued for cash
 below fair value. . . . . . . . . . . . . . .           23,000               --           132,000                --
                                                ----------------  ---------------  ----------------  ----------------

Loss from operations . . . . . . . . . . . . .         (246,000)        (594,000)       (1,991,000)       (1,702,000)

Interest expense and debt issuance costs . . .         (170,000)         (10,000)         (412,000)          (50,000)
Beneficial conversion feature of
convertible debt . . . . . . . . . . . . . . .               --               --                --          (355,000)
Loss due to decline in value of available
for sale securities. . . . . . . . . . . . . .                .         (113,000)               --          (113,000)
Other income or (expense). . . . . . . . . . .         (10,000)            5,000           (60,000)            8,000
                                                ----------------  ---------------  ----------------  ----------------

Net loss . . . . . . . . . . . . . . . . . . .  $      (426,000)  $     (712,000)  $    (2,463,000)  $    (2,212,000)
                                                ================  ===============  ================  ================

Basic and dilutive net loss per share (Note 3)  $         (0.00)  $        (0.01)  $         (0.03)  $         (0.06)
                                                ================  ===============  ================  ================

Weighted average number of shares
 outstanding . . . . . . . . . . . . . . . . .      110,441,480       53,564,820        88,297,244        35,385,043
                                                ================  ===============  ================  ================


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


Dated:  April 3,  2003                           Southern  States Power Company,
Inc.

                                                 /s/  Harrison  A.  McCoy,  III
                                                 ------------------------------
                                                 By:  Harrison  A.  McCoy,  III
                                                 Its:  Chief  Executive Officer
                                                       and  Treasurer

                        CERTIFICATION OF CHIEF EXECUTIVE
                                       AND
                             CHIEF FINANCIAL OFFICER

     I, Harrison A. McCoy, Chief Executive Officer and Chief Financial Officer of the registrant, certify that:

1. I have reviewed this first amended quarterly report on Form 10-QSB/A of Southern States Power Company, Inc.;

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


Dated:     April 3, 2003                            /s/  Harrison A. McCoy, III
                                                    ----------------------------
                                                    Harrison  A.  McCoy,  III
                                                    Chief Executive Officer and
                                                    Treasurer