Form 10KSB
period 2003-04-30
SOUTHERN STATES POWER CO INC
filed 2003-10-31
CIK 1042482

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 333-3074

SOUTHERN STATES POWER COMPANY , INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3350291 (I.R.S. Employer Identification No.)
4505 Allstate Drive, Suite 108 Riverside, California (Address of principal executive offices)	92501 (Zip Code)

Registrant’s telephone number, including area code (909) 367-2463

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __    No X .

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

State issuer’s revenues for its most recent fiscal year:     $30,616 for the year ended April 30, 2003.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $1,071,640, based on the closing price of $0.0055 for the common stock on October 27, 2003.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 27, 2003, there were 194,843,633 shares of common stock, no par value, issued and outstanding.

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

Transitional Small Business Disclosure
Format (check one):

Yes __  No X .

SOUTHERN STATES POWER COMPANY, INC.

PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management’s Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 — DESCRIPTION OF BUSINESS

History

Southern States Power Company, Inc. (hereinafter "the Company" or "Southern States") was originally incorporated in Delaware on August 31, 1988, and adopted its present name on June 1, 1998. During fiscal year 2001, Southern States relocated its headquarters from Shreveport, Louisiana to Riverside, California. From June 1998 inception until July 31, 2002, we were engaged primarily in the production, sale and distribution of biodiesel fuel and other alternative energy solutions.

On July 31, 2002, the Company’s Board of Directors voted to be regulated pursuant to Section 54 of the Investment Company Act of 1940. The decision to be regulated under the Investment Company Act of 1940 was made primarily to better reflect the Company’s anticipated future business and developing relationships. As a business development company the Company intends to focus its investments in companies engaged in the production, sale and distribution of biodiesel fuel and other alternative energy solutions. Biodiesel is a diesel fuel made from a vegetable oil, rather than petrochemical oil, and is officially designated by the EPA as an alternative fuel under the Energy Policy Act. Biodiesel is a unique alternative fuel because it can be used in diesel engines without any change or modifications to the engines, vehicles, or ground fueling equipment. To date, the Company’s portfolio companies have been unsuccessful in their recent efforts to develop and construct a bio-diesel fuel facility.

Since its designation as a business development company, the Company has made investments in the following companies: Agua Mansa Bioenergy, LLC; Biofuel Exchange Corporation; Buckeye Biofuels, LLC; and U.S. Fuel Partners, LLC. All of the investments have been written-off as of April 30, 2003 as none of them have been successful in becoming active or realizing any returns.

The Company's principal executive offices are located at 4505 Allstate, Riverside, California and its telephone number is (909) 367-2463.

Alternative Fuels Industry Overview

The Company intends to focus its investments in portfolio companies that specialize in alternative energy sources, including, but not limited to, biodiesel, solar energy, wind energy and biomass.

Biodiesel Industry

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

Biodiesel fuel can be made from new or used vegetable oils and animal fats, which are non-toxic, biodegradable, renewable resources. Fats and oils are chemically reacted with an alcohol (methanol is the usual choice) to produce chemical compounds known as "fatty acid methyl esters." Biodiesel is the name given to these esters when they're intended for use as fuel. Glycerol (used in pharmaceuticals and cosmetics, among other markets) is produced as a co-product.

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

Solar Energy

Solar energy is the process of converting the sun’s natural energy into energy that can be used for both residential and commercial needs. Solar energy is generated through the installation of solar photovoltaic (PV) panels, which consist of silicon cells in a metal framed panel, on rooftops and connected to an electrical delivery and metering system. Many utility companies have reached a limit in the ability to supply peak electrical demand from current generation plants and find it necessary to supplement base load generation with fossil fuel plants. This provides a potential market for companies specializing in solar energy. The Energy Information Agency (EIA) reports that in 1997 over 5,000 PV residential systems were sold representing 24% of the $175 million PV market. The EIA is forecasting PV to grow at the rate of 30% annually and is further looking for PV to supply 11-20% of electrical generation by the year 2020. The Electric Power Research Institute (EPRI) forecasts a PV market of $500 million to $2 billion by 2010.

Wind Energy

Wind energy is the process of harnessing wind into useable energy. Most wind machines are similar in appearance to a windmill. These machines range in size from a meter to a hundred meters in rotor diameter and from a hundred watts to a thousand kilowatts in power output. Wind turbines suitable for residential or village scale wind power range from 500 watts to 50 kilowatts.

Today’s machines fall into three general categories: Utility interconnected wind turbines generate power which is synchronous with the grid and are used to reduce utility bills by displacing the utility power used in the household and by selling the excess power back to the electric company. These machines are economically attractive where there is a good wind resource and where the local power costs are in excess of 15 cents per kilowatt-hour. Wind turbines for remote homes (off the grid) generate DC current for battery charging. Wind turbines for remote water pumping generate 3-phase AC current suitable for driving an electrical submersible pump directly. Each of these segments represents areas of possible growth for wind power companies.

Biomass

Biomass is the use of agricultural waste, forest thinning, food production byproducts, etc. and turning it into useable energy. The U.S. Government has indicated that it intends to support the development of biomass technology as part of the America’s defensive strategy against foreign oil and is spending $250 million per year for research on biomass energy conversion.

Portfolio Companies and Other Business Transactions

As a business development company under Section 54 of the Investment Company Act of 1940, the Company is required to invest a portion of its assets into developing companies. Southern States is committed to the development of alternative energy and bio fuels such as biodiesel.

Agua Mansa Facility

The Company invested in its subsidiary Agua Mansa LLC. ("Agua Mansa"), in which it maintains a 90% ownership interest. Aqua Mansa is a start-up company in the process of designing and developing a new, state-of-the-art bio-diesel facility in Riverside, California, that was intended to produce fuel that met DINs 51606 while also yielding pharmaceutical-grade glycerin and Vitamin E. Any land purchased and any capitalized costs incurred by the Company will be contributed to Agua Mansa, LLC as part of the Company’s investment. The management of Southern States anticipates playing an active role in supervising the construction of the Agua Mansa facility and then managing the plant once it is complete.

In May 2002, the Company entered into an Escrow Agreement to purchase 7.73 acres of land in Riverside, California where the new facility would be located. The total purchase price of this land was $793,000, of which $10,000 was paid as a deposit.

During the fiscal year ended April 30, 2003, the Company had capitalized a total of $618,000 related to the development of the Agua Mansa Bioenergy facility. Such costs included fees for permits and entitlements, payments made on land in escrow and engineering costs of approximately $525,000, which are included in accounts payable. In November 2002, the Company decided not to go forward with the purchase or long-term lease of land, which would satisfy the project’s requirements. As a result, the Company determined that the costs incurred for designing and developing the facility should be expensed. An additional $13,000, net of loans written off, was expensed in the quarter ended January 31, 2003 for a total of $631,000 charged to operations during the fiscal year 2003. The Company forfeited $10,000 deposited on the land at Agua Mansa and does not anticipate re-entering escrow on this or any other property until the prerequisite permits and adequate financing are in place. No additional costs will be capitalized until such time as land is acquired and construction commences, if ever. There are no assurances the Company will be able to raise sufficient capital to acquire the land, and if acquired, complete construction of a new bio-diesel plant. The Company does not expect to incur any additional expenses relating to the development of this facility in the near future.

Coachella Facility

During fiscal 2002, the Company commenced construction on a five million gallon bio-diesel fuel manufacturing facility in Coachella, California. The facility was constructed in partnership with Imperial Western Products, Inc. ("IWP"), who contributed land and capital to the project. The Company contributed equipment, consulting and management services. The facility was completed in November 2001, and the Company received a subsidy from the United States Department of Agriculture on the sale of bio-diesel fuel from the Coachella facility. The Coachella facility was designed to process "yellow grease" and vegetable oils into bio-diesel fuel and was constructed using primarily refurbished equipment.

In January 2002, the Company determined that the partnership arrangement with IWP was not deemed advantageous to the Company. Furthermore, the Company wanted to take advantage of additional marketing opportunities from producing bio-diesel that meets DINs standard 51606 (an international quality measurement), in addition to capturing the revenues from high-value byproducts such as pharmaceutical-grade glycerin and vitamin E. The Company therefore sold its interest in the Coachella facility to IWP in February, 2002 for approximately $260,000 and recorded a gain of $34,000 on the transaction. Pursuant to the Asset Sale Agreement, the Company entered into a Brokerage Agreement with IWP in which the Company received, among other things, the exclusive right to sell all bio-diesel fuel manufactured by the Coachella facility and receive a royalty interest of 50% on the net profits generated from such sale. Through April 30, 2003, there were no sales of bio-diesel fuel from the Coachella facility and, accordingly, the Company received no royalty income. In addition, in exchange for assigning its USDA subsidies to IWP, the Company will receive $0.10 per gallon of bio-diesel fuel produced from the Coachella facility through September 2002. As of April 30, 2003, the Company had not received any revenues from this assignment.

Cardlock Facility

On February 6, 2002, the Company entered into an agreement with Kinder Morgan Energy Partners, LP & Cardlock, LLC for the acquisition of equipment and assets relating to a cardlock facility located in Phoenix, Arizona. The purchase price was $395,000 for machinery and equipment, plus a lease commitment of $1,985 per month for 142 months commencing March, 2002. The purchase was scheduled to close on March 1, 2002. As of April 30, 2002, the Company had paid $40,000 to the seller. Subsequent to April 30, 2002, the Company paid an additional $10,000 to extend the effective date of the transaction through August 9, 2002. In September 2002, the Company determined that the acquisition of the cardlock facility was not an economically sound investment and failed to meet the investment criteria of the investment committee. As a result, the purchase of the facility was not finalized and the $50,000 deposit was lost.

Power Generation

During the year ended April 30, 2002, the Company purchased three generators for an aggregate purchase price of approximately $1,600,000. These generators were then rented to a customer for power generation using bio-diesel fuels. During the year ended April 30, 2002, the customer ceased operating the generators and terminated the rental agreement. During fiscal year 2002, the Company decided to sell the equipment and cease all power generation activities in order to focus on the development of a bio-diesel fuel production facility. Management determined that the equipment should be reduced to a carrying value of $961,000, net of estimated costs to dispose. During fiscal year 2003, the Company incurred $18,000 in costs to relocate the generators to a storage facility. The generators are pledged as collateral for the bank loan.

On May 20, 2003, the Company entered into a letter of intent to sell the three generators to Delta Green Power, L.L.C. for $1,800,000 and a 20% ownership interest in Delta Green Power, L.L.C. As of the date of this report, the terms of a final agreement have not been reached and the generators have not been sold.

SUN Utility Network

On May 29, 2003, the Company entered into a preliminary acquisition agreement with SUN Utility Network, Inc, a California corporation. Under the terms of this tentative agreement, the Company must conduct a detailed audit of SUN Utility Network, Inc.’s assets, a review of its past, current and future contracts; and pending the results of that audit and review, the Company agreed to purchase 100% of SUN Utility Network, Inc.’s outstanding stock for a total of $400,000 to be paid over a 24 month period. Dr. Neway Argaw, one of the Company’s outside Directors, is an Executive Vice President of SUN Utility Network, Inc. The final acquisition agreement has not been completed and there is no guarantee that the acquisition will be consummated.

Insul-Kor of California

On July 19, 2003, the Company invested a total of $2,500 in Insul-Kor of California, Inc., a privately-held company. The investment was made in exchange for 12,500 shares of Insul-Kor of California, Inc.’s common stock, which equates to .625% of Insul-Kor of California, Inc.’s outstanding common stock. Parties unrelated to the Company own the remainder of Insul-Kor of California, Inc.’s outstanding common stock.

Insul-Kor of California, Inc., is a company that specializes in the production and supply of energy-efficient, environmentally friendly homes and buildings. The Company anticipates utilizing Insul-Kor’s Structural Insulated Panel System in its planned solar energy and back-up power generation projects.

Technology Protection Policy And Disclaimers

The Company has certain intellectual properties including biofuel formulation, processing and manufacture techniques that it considers "trade secrets." To maintain confidentiality, the Company executes agreements with interested third parties, contractors and employees. Thus far, the Company has elected to refrain from filing for patent protection on its biofuel formulation or process for several reasons. First, the Company considers that the amount of disclosure that must be made in the application would disclose information the Company wants to keep proprietary. Second, since components of the mixing and chemical process typically fall within the public domain, it is not deemed patentable.

The Company believes that the chemical and process treatment involved in manufacturing its biofuel are highly complex and would be extremely difficult to duplicate or reverse engineer. At this time, the Company does not intend to file for patent protection on its existing technology.

Confidentiality Policy And Disclaimers

As indicated above, the Company’s agents and officials interact with many different technology development entities and concerns. It is the policy of Southern States to obtain executed confidentially agreements from those persons or entities to whom the Company’s trade secrets are revealed. The standard agreements include provisions prohibiting disclosure of proprietary information.

Marketing

Management believes that tightening clean air standards and growing fossil fuel costs are forcing municipal and private commercial fleets to look toward alternative fuel products. Major biodiesel initiatives have been passed at state and federal levels across the United States. The Energy Policy Act (EPAct) was passed in 1992 to accelerate the use of alternative fuels in the transportation sector. In this Act the government recognized fuels derived from biological materials as alternative fuels. Prior to the EPAct, the Clean Fuel Fleet Program was included as part of the Clean Air Act Amendments (1990). This program specifically describes clean fuels to include alternative fuels. Executive Order 13149 directs federal agency fleets to use alternative fuel to meet at least 51% of the vehicles’ fuel needs, and requires agencies to reduce their overall petroleum consumption by at least 20% over the next five years. Further, it is also the goal of the United States Department of Energy that 20% of petroleum based motor fuel is replaced by alternative fuels by the year 2010.

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

In addition, the biodiesel industry faces competition from other alternative fuels such as ethanol, though these fuels do not compete aggressively in the western United States. There are no large-scale ethanol production facilities in the western eleven states, and the cost of trucking the fuel from existing eastern production facilities is presently deemed cost prohibitive.

Government Regulation

Management believes that tightening clean air standards and growing fossil fuel costs are forcing municipal and private commercial fleets to look toward alternative fuel products. Major biodiesel initiatives have been passed at state and federal levels across the United States. The Energy Policy Act (EPAct) was passed in 1992 to accelerate the use of alternative fuels in the transportation sector. In this Act the government recognized fuels derived from biological materials as alternative fuels. Prior to the EPAct, the Clean Fuel Fleet Program was included as part of the Clean Air Act Amendments (1990). This program specifically describes clean fuels to include alternative fuels. Executive Order 13149 directs federal agency fleets to use alternative fuel to meet at least 51% of the vehicles’ fuel needs, and requires agencies to reduce their overall petroleum consumption by at least 20% over the next five years.

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

The Company’s cost for compliance with government regulations is negligible.

Employees

As of April 30, 2003, the Company employed a total of three people, one of which was in sales and the rest were in general and administrative positions.

The Company may require additional employees in the areas of administration, production, sales and marketing in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

The Company maintains good relations with its employees.

Insurance

The Company does not presently have a commercial general liability insurance policy. The Company was named as an additional insured under IWP’s general liability policy which included product liability up to $3,000,000, to protect the Company's assets against claims by users of its products. The Company’s listing as an additional insured under the IWP general liability policy lapsed on November 1, 2002. If the Company resumes production of biodiesel, it will again seek to obtain general liability and product liability insurance.

The Company does not carry director and officer liability insurance, but does have indemnification agreements covering its officers and directors.

ITEM 2 — DESCRIPTION OF PROPERTY

The Company presently leases all of its office facilities on a month-to-month basis. The Company leases approximately 800 square feet in Riverside, California for $800 per month, which it uses as corporate headquarters.

The Company considers its existing facilities to be adequate for its foreseeable needs.

ITEM 3 — LEGAL PROCEEDINGS

We have the following legal proceedings pending against us or our subsidiary:

1.  Lurgi PSI, Inc. v. Southern States Power Company, Inc., Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis Court Case No. CH-02-2387-3. On or about December 20, 2002, the plaintiff filed a Complaint alleging breach of contract and money damages. The case alleges that parties entered into a Preliminary Engineering Agreement on March 21, 2002, pursuant to which plaintiff agreed to perform engineering services for the Company. Plaintiff’s Complaint alleges that it performed the services but was not paid by the Company for said services. Plaintiff is alleging the Company owes it $525,000. The Company filed a Response to Plaintiff’s Complaint on August 7, 2003. At the time the Company filed its Answer it also filed a Motion to Dismiss seeking to dismiss plaintiff’s Complaint on the basis that the Court is not the proper venue to hear this action due to the fact the Preliminary Engineering Agreement contains an arbitration provision requiring that any dispute arising under the agreement be decided in arbitration, which must take place in Riverside, California. The parties are awaiting a ruling on the Company’s Motion to Dismiss. The Company denies the allegations contained in plaintiff’s Complaint and intends on vigorously defending itself against these accusations.

2.  Dow Jones & Company, Inc. v. Southern States Power Company, Inc., Riverside County Superior Court Case No. RIC393464. On or about May 7, 2003, the plaintiff filed a Complaint for Account Stated, Common Counts, Open Book Account and Unjust Enrichment. The Complaint alleges that $3,181 is owing as the reasonable value for certain work, labor, advertising services and materials allegedly completed by the plaintiff. The Company did not file an Answer to the Complaint and, therefore, a default judgment was entered in favor of the plaintiff on September 30, 2003. The default judgment is for a total of $4,714.02.

3.  KCT Consultants, Inc. v. Southern States Power Company, Inc., Riverside County Superior Court (Small Claims) Case No. RIS160629. On or about August 8, 2003, the plaintiff filed a Complaint for Breach of Contract. The Complaint alleges that $5,000 is owing under a contract, pursuant to which the plaintiff alleges it provided planning and engineering services to the Company and have not been paid for such work. This case was set for hearing on September 30, 2003. The Company did not file an Answer to the Complaint or make an appearance at the hearing, and, therefore a default judgment entered in favor of the plaintiff.

4.  On or about June 6, 2003, the Company received notification of a potential lawsuit against the Company by Cornell Capital Partners, LP ("Cornell") and Steve Severance and Khal Weharei Afarsemin, Inc. ("Severance"). According to the written notice, Cornell and Severance are alleging that: i) they invested a total of $40,000 into Convertible Debentures issued by the Company, ii) they have expressed their desire to convert their entire interest in the Convertible Debenture, in accordance with the provisions of the debentures; and iii) that the Company has wrongfully refused to convert their $40,000 under the terms of the Convertible Debenture.

Cornell and Severance are threatening to sue the Company for any damages as a result of the Company’s alleged wrongful disallowance of the requested conversion. If Mr. Douglas files a lawsuit, the Company intends to vigorously defend itself against these claims.

5.  On or about September 23, 2003, the Company received notification of a potential lawsuit against the Company by The EXL Group, L.L.C. ("EXL"). According to the written notice, EXL is alleging that $50,000 is due and owing under a Promissory Note dated August 14, 2002, which was due on November 12, 2002.

EXL is threatening to sue the Company for the $50,000 in principal and applicable interest allegedly owed under the Promissory Note. If EXL files a lawsuit, the Company intends to vigorously defend itself against these claims.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the last fiscal year.

PART II

ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the Pink Sheets, an over the counter securities marketplace operated by Pink Sheets, LLC, under the symbol "SSPC." The Company’s common stock was traded on the OTC Bulletin Board under the symbol "SSPC" from June 1, 1998 until approximately September 24, 2003. Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

Below is a table indicating the range of high and low transaction price for the common stock for each quarterly period within the most recent two fiscal years. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Prices
Fiscal Year
Ended April 30,	Period	High	Low

2002	First Quarter	$0.490	$0.022
	Second Quarter	$0.110	$0.060
	Third Quarter	$0.085	$0.046
	Fourth Quarter	$0.135	$0.054

2003	First Quarter	$0.20	$0.06
	Second Quarter	$0.08	$0.01
	Third Quarter	$0.03	$0.01
	Fourth Quarter	$0.01	$0.00

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions that we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of April 30, 2003 and October 27, 2003 there were 166,744,732 and 194,843,633 shares, respectively, of our common stock issued and outstanding and held by approximately 183 holders of record.

Dividend Policy

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We intend to apply our earnings, if any, in expanding our operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

In the quarter ended July 31, 2003, the Company issued 24,600,000 shares of its common stock for proceeds of $123,000. The shares were sold at $0.005 per share in a private placement intended to be exempt from registration under Regulation E exemption.

In August and September, 2003, the Company issued 8,498,901 shares of its common stock for proceeds of $30,654. The shares were sold between $0.0025 and $0.0056 per share in a private placement intended to be exempt from registration under Regulation E exemption.

ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company’s Mission

The Company’s mission is to invest in companies than can provide clean, safe electrical power from renewable energy sources. The Company hopes to achieve this by investing in portfolio companies that intend to concentrate on the production, sale and distribution of bio-diesel fuel and other alternative energy solutions. These investments may include companies that intend to construct bio-fuel refineries to supply specific fuel to a power plant. In the case of bio-diesel, it is anticipated that the fuel will be used for stationary power, on-road fueling for trucks and off-road fueling for farming and heavy construction equipment.

Business Development Company

On July 31, 2002, the Company’s Board of Directors voted to be regulated pursuant to Section 54 of the Investment Company Act of 1940. The decision to become a business development company was made primarily to better reflect the Company’s anticipated future business and developing relationships. The Company intends to focus its investments in companies engaged in the production, sale and distribution of bio-diesel fuel and other alternative energy solutions. Bio-diesel is a diesel fuel made from a vegetable oil, rather than petrochemical oil, and is officially designated by the EPA as an alternative fuel under the Energy Policy Act. Bio-diesel is a unique alternative fuel because it can be used in diesel engines without any change or modifications to the engines, vehicles, or ground fueling equipment. To date, the Company’s portfolio companies have been unsuccessful in their recent efforts to develop and construct a bio-diesel fuel facility.

Since its designation as a business development company, the Company has made investments in the following companies: Agua Mansa Bioenergy, LLC; Biofuel Exchange Corporation; Buckeye Biofuels, LLC; and U.S. Fuel Partners, LLC. All of the investments have been written-off as of April 30, 2003, as none of them have been successful in becoming active or realizing any returns.

On August 16, 2002, the Company filed a Form 1-E notifying the Securities and Exchange Commission ("SEC") of its intent to sell $500,000 of the Company’s common stock pursuant to a Regulation E exemption. This notification became effective on August 30, 2002. The Company issued a total of 13,014,400 shares under this registration with a total value of $339,000. All proceeds raised were used to meet operating cash flow needs and to satisfy liabilities. On November 11, 2002, the Company filed a form 2-E notifying the SEC that the August Offering was completed and was being closed.

On November 11, 2002, the Company filed a Form 1-E notifying the SEC of its intent to sell $750,000 of the Company’s common stock pursuant to a Regulation E exemption. This notification became effective on November 22, 2002. As of April 30, 2003, the Company had issued a total of 70,587,152 shares under this registration with a total value of $438,000. All proceeds raised were used to meet operating cash flow needs and to satisfy liabilities.

Years Ended April 30, 2003 Compared To Year Ended April 30, 2002

Net Revenues

Net revenues decreased from $492,000 for the year ended April 30, 2002 to $31,000 for the year ended April 30, 2003. During the current fiscal year the Company changed its business direction from distributing bio-diesel fuel to a business development company, resulting in a decrease in fuel sales of $93,000. During fiscal year 2002, the Company purchased electricity-generating equipment for a total of approximately $1,600,000, which it rented to the University of California at Riverside ("UCR") on a short-term lease which ended in December 2001. At the time, the Company was pursuing the rental of power generation equipment to both augment revenues and provide an outlet for bio-diesel sales. At the end of rental period, UCR advised the Company that it would not continue to rent nor elect to purchase the generating equipment. The Company determined at that time to dispose of the generators and began soliciting buyers for the equipment. As of September 2003, the generators have not been sold and management is actively pursuing selling the generators. The Company did not receive any rental fee income during the current year. On April 30, 2002, the Company recorded a permanent impairment on the value of the equipment of $500,000 to reflect the estimated current market price of the generators.

Operating Expenses

General and Administrative expenses decreased $936,000 from $2,196,000 in fiscal 2002 to $1,260,000 in fiscal 2003. This decrease is primarily attributable to the change of business focus of the Company and the decrease of operating activities. Also included in operating expenses for the year ended April 30, 2002 was amortization of goodwill of $98,00 that wasn’t included in the current year.

Other Income and Expense

The Company incurred other expenses of $538,000 in the year ended April 30, 2003, compared with other expenses of $1,264,000 in the year ended April 30, 2002. This decrease resulted primarily from the Company recognizing $72,000 of debt issuance costs associated with issuing convertible debentures in fiscal year 2003 year compared to $808,000 in fiscal year 2002, as well as $146,000 in offering costs associated with the Company filing a form SB-2 in fiscal year 2002 with the Securities Exchange Commission that was subsequently withdrawn. In fiscal year 2003, the Company impaired $631,000 of costs to develop a bio-diesel fuel facility.

Net Loss

As a result of the foregoing, the Company recorded a net loss of $2,437,000 or $0.02 per share compared to $3,577,000, or $0.07 per share, for the years ended April 30, 2003 and 2002, respectively. Included in the loss for the year ended April 30, 2002 is $113,000 associated with the realized loss on securities held for sale.

Liquidity And Capital Resources

As of April 30, 2003, total cash was $2,000, compared to $22,000 as of April 30, 2002. The Company had a negative working capital of $2,374,000, compared to a negative $1,403,000 as of April 30, 2002. The increase in negative working capital is primarily associated with an increase in accounts payable due to the costs associated with the Agua Mansa project.

As of April 30, 2002, the Company was in technical default on its debt obligation to City National Bank, which resulted in the classification of $1,103,000 as a current liability in the accompanying financial statements. On July 18, 2002, the Company agreed to restructure the debt obligation. The original terms of the note required the Company to pay $33,000 per month in principal plus accrued interest at the rate of 7.5% per annum. The loan is secured by a first lien on the equipment. During the current fiscal year, the Company and lender agreed to restructure the obligation again. According to the terms of the new debt restructuring, the Company is to make interest-only payments of prime plus 0.5% on the balance due of $1.1 million, with the principal due in lump sum on March 15, 2003, which was subsequently extended to July 15, 2003. As of the date of this report, the Company is in default and the note is due and payable. If the Company is unable to make the principal payment, the debt and ownership of the generators will transfer to a shareholder of the Company who serves as a personal guarantor on the note. The guarantor on the note has agreed to these terms and will assume the obligation without recourse to the Company. In addition, the stockholder has agreed to pay the interest payments on the loan on behalf of the Company while a buyer for the generators is sought.

In February 2002, the Company entered into a purchase and lease agreement for the acquisition of a "cardlock" fuel dispensing facility in Phoenix, Arizona. The agreement called for a cash purchase price of $395,000 for machinery and equipment, plus a lease commitment of $1,985 per month for 142 months commencing March, 2002. The purchase was scheduled to close on March 1, 2002. As of April 30, 2002, the Company had paid $40,000 to the seller which was recorded as "Deposits." Subsequent to April 30, 2002, the Company paid an additional $10,000 to extend the effective date of the transaction through August 9, 2002. In September 2002, the Company determined that the acquisition of the cardlock facility was not an economically sound investment and failed to meet the investment criteria of the investment committee. As a result, the purchase of the facility was not finalized and the $50,000 deposit was lost.

The Company invested in Agua Mansa, LLC, a start-up company in the process of designing and developing a new, state-of-the-art bio-diesel facility in Riverside, California, that was intended to produce fuel that met DINs 51606 while also yielding pharmaceutical-grade glycerin and Vitamin E (See Note 11 and 12). On March 21, 2002, the Company entered into a Preliminary Engineering Agreement with Lurgi PSI, Inc. ("Lurgi"), in which Lurgi was contracted to perform the preliminary engineering on the proposed facility. As of April 30, 2003, $525,000 had been billed to the Company under this contract, none of which has been paid. The amount has been recorded as part of the Company’s accounts payable.

In May 2002, the Company entered into an Escrow Agreement to purchase 7.73 acres of land in Riverside, California where the new facility would be located. The total purchase price of this land was $793,000, of which $10,000 was paid as a deposit. During the fiscal year ended April 30, 2003, the Company had capitalized a total of $618,000 related to the development of the Agua Mansa Bioenergy facility. Such costs included fees for permits and entitlements, payments made on land in escrow and engineering costs of approximately $525,000, which are included in accounts payable. In November 2002, the Company decided not to go forward with the purchase or long-term lease of land which would satisfy the project’s requirements. As a result, the Company determined that the costs incurred for designing and developing the facility should be expensed. An additional $13,000, net of loans written off (see Note 5), was expensed in the quarter ended January 31, 2003 for a total of $631,000 charged to operations during the fiscal year 2003. The Company forfeited $10,000 deposited on the land at Agua Mansa and does not anticipate re-entering escrow on this or any other property until the prerequisite permits and adequate financing are in place. No additional costs will be capitalized until such time as land is acquired and construction commences, if ever. There are no assurances the Company will be able to raise sufficient capital to acquire the land, and if acquired, complete construction of a new bio-diesel plant. The Company does not expect to incur any additional expenses relating to the development of this facility in the near future.

The Company’s financing activities are primarily limited to private placements of the common stock of the Company, issuing convertible debenture notes, and the sale of common stock to the public. As a business development company under Section 54 of the Investment Act of 1940, the Company may sell shares of its freely trading common stock up to $5,000,000 in a twelve-month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933. The Company anticipates that its future cash needs will be derived from the sale of common stock and the return on its investments. It is expected that the cash flow to be derived from these activities will be adequate to support the Company’s immediate cash requirements for operations.

Equity Line of Credit

On December 5, 2001, the Company entered into an Equity Line of Credit with Cornell Capital Partners, L.P. (the "Investor"). The Equity Line of Credit Agreement was amended and restated as of March 8, 2002. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically sell to the Investor shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, the Investor will pay 90% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company’s common stock is traded for the 5 days immediately following the notice date. The Investor is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, the Investor will retain 5% of each advance under the Equity Line of Credit as a transaction fee. In addition, the Company has issued 4,468,750 shares of our common stock as a commitment fee, which is recorded as prepaid offering costs in the accompanying Financial Statements. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon the Company registering the shares of common stock with the Securities and Exchange Commission. The costs associated with this registration will be borne by the Company.

In August 2002, the Company withdrew its SB-2 filing prior to its going effective, because at the time it became subject to the reporting requirements of the Investment Company Act of 1940. Although the Company may refile the SB-2 at any time in the future, the Company was required to expense the $146,000 as offering costs as required by Staff Accounting Bulletin No. 1 of the Securities Exchange Commission. The equity line of credit was conditioned upon the filing of the SB-2. As a result, the equity line of credit has been withdrawn.

ITEM 7 — FINANCIAL STATEMENTS

Index to Financial Statements

Southern States Power Company, Inc.

ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 28, 2003, McKennon Wilson & Morgan LLP, the independent accountant previously engaged as the principal accountant to audit the financial statements of the Company resigned as auditors for the Company. As McKennon Wilson & Morgan LLP resigned, the decision to change accountants was not approved by the Board of Directors of the Company or by any audit or similar committee thereof.

During its engagement by the Company, McKennon Wilson & Morgan LLP did not issue an audit opinion with respect to any financial statements of the Company. During the period of their engagement, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, except McKennon Wilson & Morgan LLP has expressed its belief to the Company that the Company did not provide information necessary to McKennon Wilson & Morgan LLP with respect to certain personal or corporate guarantees on certain bank indebtedness relating to its generator equipment financing, to enable McKennon Wilson & Morgan LLP to properly determine the adequacy of the Company’s disclosure regarding those transactions in its Quarterly Report on Form 10-QSB for the quarter ended January 31, 2003. The Company’s Board of Directors discussed with McKennon Wilson & Morgan LLP, the concerns expressed by McKennon Wilson & Morgan LLP and will authorize McKennon Wilson & Morgan LLP to respond fully to any and all inquiries of the successor accountant regarding these concerns. The Company has provided a copy of this disclosure to its former accountants, and requested that the former accountants furnish them with letters addressed to the Securities and Exchange Commission stating whether they agree with the statements made by the Registrant, and, if not, stating the respects in which they do not agree. A copy of the former accountants' responses indicating agreement was included as exhibits to the current report on Form 8-K filed on July 24, 2003 regarding McKennon Wilson and Morgan LLP’s resignation.

On August 1, 2003, we filed a current report on Form 8-K regarding the engagement of our new auditor, Kabani & Company, Inc. Certified Public Accountants.

PART III

ITEM 9 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Harrison A. McCoy, III	56	President, CEO, Secretary, Treasurer, and Director

Neway Argaw	45	Director

Karl Gee	45	Director

Roy Kekahuna	64	Director

Harrison A. McCoy, III joined Southern States Power Company in 1999 and was appointed Chief Executive Officer in September 2001. Mr. McCoy has been a Director of the Company since September 1999. Mr. McCoy is a former member of the U.S. Army Corps of Engineers. After serving in Vietnam, Mr. McCoy obtained a BS in Chemical Engineering from Cal Poly - Pomona. He also holds an AS degree in Water/Wastewater Treatment from San Bernardino Valley College. Mr. McCoy has enjoyed an extensive career in the environment/alternative fuels/engineering/waste management fields. From 1988 until 1992, Mr. McCoy was Executive Vice President of BLI International, a hazardous waste cleanup company. From 1992 until 1994, he was Executive Vice President of Air Duke Australia, a renewable fuel development company. Most recently, Mr. McCoy started and managed Bioenergy Engineering and Technologies Corporation, a consulting company specializing in developing technology and site plans for regional integrated liquid/solid, urban/industrial waste treatment management.

Neway Argaw serves as an outside Director of the Company and has served in this capacity since December 2002. Dr. Argaw holds a PhD in Renewable Energy Technologies and Resources from the Tampere University of Technology in Finland. From August 2001 to present Dr. Argaw has been the Executive Vice President and Director of International Programs at Sun Utility Network, Inc., where his primary duties include managing project feasibility studies, negotiations and implementation of renewable energy systems. From September 2000 to July 2001, Dr. Argaw was a Renewable Energy Engineer/Director of International Programs and Research Scientist at the Community Power Corporation. From March 2001 to December 2001, Dr. Argaw has also served as Director of the International Institute for Sustainable Village-Based Development (IISD) at Colorado State University. From September 1998 to August 2000, Dr. Argaw was a post-doctorate researcher for the National Renewable Energy Laboratory, U.S. Department of Energy.

Karl Gee has served has an outside Director of the Company since October 2002. Mr. Gee has served as President and CEO of Carbon Cycle Company International since July 2002. Prior to his current position Mr. Gee was Vice President of Regale Corporation from May 2000-July 2002 and he was with DukeSolutions as its Western States Market Manager from January 1998-April 2000. Mr. Gee holds professional accreditation in a variety of energy systems from the American Association of Energy Engineers.

Roy Kekahuna serves as an outside Director of the Company and has served in this capacity since October 2002. Mr. Kekahuna is the President of RWKK & Associates, a disabled veterans-owned representative small business specializing in government sales and contracting since 1991. Mr. Kekahuna returned from the U.S. Army in 1971 and served 15 years as a Director for budgeting, procurement and staffing, and supervising 11 divisions in the Morale, Welfare and Recreation Directorate for the Army, Navy, Marine Corps, and NATO. In addition, Mr. Kekahuna holds numerous academic degrees, including a B.S., M.B.A., M.A. and is currently a PhD candidate.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, none of the required parties are delinquent in their 16(a) filings.

Board Meetings and Committees

During the fiscal year ended April 30, 2003, the Board of Directors met on a weekly basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

We presently have no executive committee, nominating committee or audit committee of the Board of Directors.

ITEM 10 — EXECUTIVE COMPENSATION

Board Compensation

We have no standard arrangement, pursuant to which our Directors are compensated or services provided as a Director. Our outside Directors were paid $250, to attend one meeting in late 2002, as reimbursement for travel and expenses, but no other compensation has been paid. No additional amounts are payable to our Directors for special assignments, if any.

Summary Compensation Table

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended April 30, 2003, 2002, and 2001. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation

					Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Harrison A. McCoy, III	2003	100,000 (1)	-0-	250	-0-	-0-	-0-	-0-
President and CEO, Secretary and Treasurer	2002	97,000(1)	-0-	112,000(2)	-0-	2,325,000	-0-	-0-
	2001	90,000 (1)	-0-	13,500	-0-	-0-	-0-	-0-

        (1)    Some amounts accrued but not paid during the fiscal year.

        (2)    Represents payments received pursuant to a royalty agreement.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Harrison A. McCoy, III	-0-	N/A	N/A	N/A

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

Harrison A. McCoy, III	-0-	N/A	N/A	N/A

ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 5, 2003, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

COMMON STOCK

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	Harrison A. McCoy, III (3)	2,308,333	1.2%
Common Stock	Neway Argaw (4)	-0-	0%
Common Stock	Karl Gee (4)	-0-	0%
Common Stock	Roy Kekahuna (4)	375,000	*
Common Stock	Cornell Capital Partners 101 Hudson St., Suite 3606 Jersey City, NJ 07302	14,704,066	7.5%
Common Stock	All officers and directors as a group (4 persons)	2,683,333	1.4%

*          Less than 1%

(1)        Unless otherwise noted, the address of each beneficial owner is c/o Southern States Power Company, Inc., 4505 Allstate Drive, Suite 108, Riverside,  California 92501.

(2)        Based on 194,843,633 shares outstanding as of October 27, 2003.

(3)        Mr. McCoy is a Director and the Chief Executive Officer, Secretary and Treasurer of the Company

(4)        Indicates an outside Director of the Company

ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On May 29, 2003, the Company entered into a preliminary acquisition agreement with SUN Utility Network, Inc, a California corporation. Under the terms of this tentative agreement, the Company must conduct a detailed audit of SUN Utility Network, Inc.’s assets, a review of its past, current and future contracts; and pending the results of that audit and review, the Company agreed to purchase 100% of SUN Utility Network, Inc.’s outstanding stock for a total of $400,000 to be paid over a 24 month period. Dr. Neway Argaw, one of the Company’s outside Directors, is an Executive Vice President of SUN Utility Network, Inc. The final acquisition agreement has not been completed and there is no guarantee that the acquisition will be consummated.

ITEM 13 — EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation

3.2 (2)	Certificate of Amendment to Certificate of Incorporation

3.3 (3)	Certificate of Amendment to Certificate of Incorporation

3.4 (1)	Bylaws

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB, filed on July 2, 1997.

(2)  Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB, filed October 12, 1999.

(3)  Attached to the Company’s Information Statement on Schedule 14C, filed on June 19, 2001.

(b)        Reports on Form 8-K

None.

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

ITEM 14 — CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 29, 2003	Southern States Power Company, Inc.

/s/ Harrison A. McCoy, III

By: Harrison A. McCoy, III
Its: President, CEO, Secretary,
Treasurer, and Director

SOUTHERN STATES POWER COMPANY, INC.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Southern States Power Company, Inc.
Riverside, California

We have audited the accompanying balance sheet of Southern States Power Company, Inc. as of April 30, 2003, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern States Power Company, Inc. as of April 30, 2003, and the results of its operations and its cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from operations, has negative cash flows from operations, and its current liabilities exceeds its current assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
September 10, 2003

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Southern States Power Company, Inc.
Riverside, California

We have audited the accompanying balance sheet of Southern States Power Company, Inc. as of April 30, 2002, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from operations, has negative cash flows from operations, and its current liabilities exceeds its current assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
July 10, 2002

SOUTHERN STATES POWER COMPANY, INC.
BALANCE SHEET
APRIL 30, 2003

ASSETS

Cash	$2,000

Total current assets	2,000

Property and equipment, net of accumulated depreciation
of $11,213 (Note 3)	21,000
Assets held for sale (Note 4)	961,000

Total assets	$984,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$1,043,000
Accrued expenses	92,000
Notes payable (Note 5)	138,000
Bank loan payable (Note 5)	1,103,000

Total current liabilities	2,376,000

Convertible debentures (Note 6)	136,000

Total liabilities	2,512,000

Commitments and contingencies (Note 10)	-

Stockholders' deficit: (Note 9)
Common stock, $.001 par value; 250,000,000 share authorized;
166,744,732 issued and outstanding	167,000
Additional paid-in-capital	16,039,000
Accumulated deficit	(17,734,000)

Total stockholders' deficit	(1,528,000)

Total liabilities and stockholders' deficit	$984,000

See accompanying notes to these financial statements.

SOUTHERN STATES POWER COMPANY, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED APRIL 30, 2003 AND 2002

	2003	2002

Revenues
Fuel sales	$31,000	$124,000
Rental fees	-	368,000

Total sales	31,000	492,000

Cost of sales	37,000	102,000

Gross profit (loss)	(6,000)	390,000

Costs and expenses:
Research and development expenses	2,000	7,000
General and administrative expenses	1,260,000	2,196,000
Impairment of bio-diesel fuel facilities held for sale	631,000	-
Impairment of generators held for sale	-	500,000

Operating loss	(1,899,000)	(2,313,000)

Other income and (expenses):
Interest income	-	7,000
Amortization of beneficial conversion feature	(44,000)	(454,000)
Debt conversion expense	(28,000)	(354,000)
Interest expense	(197,000)	(93,000)
Offering costs	-	(146,000)
Gain (loss) on disposal of assets	(35,000)	39,000
Non-cash compensation	(317,000)	(150,000)
Loss due to decline in value of available for sale securities	-	(113,000)
Gain on settlement of debt with stock	13,000	-
Other income or (expense)	(40,000)	-

Total other income (expense)	(648,000)	(1,264,000)

Net loss	$(2,547,000)	$(3,577,000)

Basic and dilutive net loss per share	$(0.02)	$(0.07)

Weighted average number
of shares outstanding	102,091,142	48,074,964

See accompanying notes to these financial statements.

SOUTHERN STATES POWER COMPANY, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED APRIL 30, 2003 AND 2002

					Additional		Compre-
	Preferred Stock		Common Stock		Paid-in	Accumulated	hensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balances at April 30, 2001	-	$-	15,658,933	$16,000	$11,581,000	$(11,610,000)	$(113,000)	$(126,000)
Permanent decline in value of
secuties held for sale			-	-	-	-	113,000	113,000
Exercised stock options			1,549,700	1,000	-	-	-	1,000
Issuance of stock for cash			2,058,439	2,000	97,000	-	-	99,000
Debt issuance costs and vlaue of
beneficial conversion			4,000,000	4,000	871,000	-	-	875,000
Stock options granted below fair
market value			-	-	504,000	-	-	504,000
Shares received in settlement with
contractors			(964,025)	(1,000)	(13,000)	-	-	(14,000)
Shares issued for services	3,000,000	3,000	8,700,227	9,000	589,000	-	-	601,000
Shares issued for conversion of
debentures			30,308,289	30,000	829,000	-	-	859,000
Net loss for the year				-	-	(3,577,000)	-	(3,577,000)

Balance at April 30, 2002	3,000,000	3,000	61,311,563	61,000	14,458,000	(15,187,000)	0	(665,000)

Issuance of stock for cash			32,958,889	33,000	308,000	-	-	341,000
Stock options exercised			6,108,332	6,000	44,000	-	-	50,000
Fair Market value of stock options	-	-	-	-	110,000	-	-	110,000
Stock issued for compensation			2,950,000	3,000	189,000	-	-	192,000
Stock issued for services			6,290,785	7,000	372,000	-	-	379,000
Conversion of preferred stock	(3,000,000)	(3,000)	3,000,000	3,000	-	-	-	-
Shares issued for conversion of
debentures			45,050,486	45,000	300,000	-	-	345,000
Stock issued for debenture interest			777,777	1,000	6,000	-	-	7,000
Stock issued for loan payments			6,030,000	6,000	120,000	-	-	126,000
Stock issued for interest			2,266,900	2,000	132,000	-	-	134,000
Net loss for the year			-	-	-	(2,547,000)	-	(2,437,000)

Balance at April 30, 2003	-	$-	166,744,732	$167,000	$16,039,000	$(17,734,000)	$-	$(1,528,000)

See accompanying notes to these financial statements.

SOUTHERN STATES POWER COMPANY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2003 AND 2002

	April 30,
	2003	2002

Cash flows from Operating Activities:
Net Loss	$(2,547,000)	$(3,577,000)
Reconciliaiton of net loss to net cash used by operating activities:
Depreciation and amortization	11,000	240,000
Provision for uncollectible accounts	17,000	19,000
Loss on sale of assets	24,000	40,000
Loss on sale of securities held for sale	-	113,000
Debt issuance costs and benefical conversion cost	72,000	888,000
Impairment of biodiesel facility	631,000	501,000
Fair market value of stock options granted	110,000	-
Stock issued for interest expense	141,000	504,000
Stock issued for services	379,000	451,000
Stock issued for non-cash compensation	192,000	150,000
Gain on setlement of debt with stock	(13,000)	-
Changes in operating assets and liabilities:
Decrease (increase) in acccounts receivable	19,000	(39,000)
Decrease in other assets	-	9,000
Decrease (increase) in notes receivable	9,000	(25,000)
Decrease (increase) in deposits	40,000	(40,000)
Increase in accounts payable and accrued expenses	847,000	2,000

Net cash used by operating activities	(68,000)	(764,000)

Cash flows from Investing Activities:
Purchases of property & equipment	(5,000)	31,000
Costs incurred to develop biodiesel fuel facility	(631,000)	(504,000)
Investment in assets held for sale	(19,000)	(1,083,000)

Net cash used by investing activities	(655,000)	(1,556,000)

Cash flows from Financing Activitites:
Proceeds from issuance of stock options	-	1,000
Proceeds from sale of common stock	341,000	99,000
Net proceeds from issuance of convertible debentures	111,000	1,165,000
Net proceeds from issuance of notes payable	251,000	67,000
Net proceeds from bank loan	-	1,033,000
Stock subscription receivable	-	(25,000)

Net cash provided by financing activities	703,000	2,340,000

Net increase (decrease) in cash & cash equivalents	(20,000)	20,000
Cash & cash equivalents, at beginning of period	22,000	2,000

Cash & cash equivalents at end of period	$2,000	$22,000

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$54,000	$88,000

Cash paid for taxes	$3,000	$-

NON-CASH TRANSACTIONS:
Stock issued for compensation	$317,000	$-

Stock issued for debt and related interest	$261,000	$-

Stock issued for services	$37,000	$601,000

Stock options exercised	$34,000	$-

Stock issued for payment on debentue note & interest	$352,000	$1,734,000

See accompanying notes to these financial statements.

SOUTHERN STATES POWER COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY

Prior to July 2002, Southern States Power Company, Inc. (the "Company") utilized agricultural products and "yellow grease" reclamation by-products to produce and distribute bio-diesel fuels. The Company distributed bio-diesel fuels under the name brand OxEG B-60, and was in the process of constructing a manufacturing plant for the large-scale production of this fuel. In July 2002, the Company became a business development company and elected to be regulated pursuant to Section 54 of the Investment Company Act of 1940. A business development company is an investment company designed to assist eligible portfolio companies with capital formation. Business development companies are required to offer, and many times do render, substantial and continuing management advice.

On July 31, 2002, the Company’s Board of Directors voted to be regulated pursuant to Section 54 of the Investment Company Act of 1940. The decision to become a business development company was made primarily to better reflect the Company’s anticipated future business and developing relationships. The Company intends to focus its investments in companies engaged in the production, sale and distribution of bio-diesel fuel and other alternative energy solutions. Bio-diesel is a diesel fuel made from a vegetable oil, rather than petrochemical oil, and is officially designated by the EPA as an alternative fuel under the Energy Policy Act. Bio-diesel is a unique alternative fuel because it can be used in diesel engines without any change or modifications to the engines, vehicles, or ground fueling equipment. To date, the Company has been unsuccessful in its recent efforts to develop and construct a bio-diesel fuel facility through its portfolio companies.

Since its designation as a business development company, the Company has made investments in the following companies: Agua Mansa Bioenergy, LLC; Biofuel Exchange Corporation; Buckeye Biofuels, LLC; and U.S. Fuel Partners, LLC. All of the investments have been written-off as of April 30, 2003 (See Note 11) as none of them have been successful in becoming active or realizing any returns.

The Company is headquartered in Southern California.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no material source of revenues and has sustained significant losses from operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management’s plans include the sale of additional equity securities and the investment of the monies raised into developing companies that are expected to generate returns to the Company. However, no assurance can be given that the Company will be successful in raising additional capital or that any investments made will be successful or generate returns. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and will have to cease operations.

Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation.

Revenue Recognition

The Company recognized revenues on fuel sales at the time of delivery. Royalty and revenue sharing revenues generated from the Company’s license with IWP (See Note 6 below) were recognized when payment was received since the Company did not have a method in place to track the generation of such revenues at an earlier time. After July 2002, when it elected to become a business development company, the Company ceased selling fuel.

SOUTHERN STATES POWER COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," through April 30, 2002. Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

As of January 1, 2002, SFAS Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 144 supersedes Statement No. 121. SFAS No. 144 supplies a single accounting approach for measuring impairment of long-lived assets, including segments of a business accounted for as discontinued operations or those to be sold or disposed of other than by sale. The Company adopted Statement No. 144 in fiscal year 2003. There was no significant impact from adopting this pronouncement on its financial statements.

During the year ended April 30, 2002, the Company purchased three generators for an aggregate purchase price of approximately $1,600,000. These generators were then rented to a customer for power generation using bio-diesel fuels. During the year ended April 30, 2002, the customer ceased operating the generators and terminated the rental agreement. During fiscal year 2002, the Company decided to sell the equipment and cease all power generation activities in order to focus on the development of a bio-diesel fuel production facility. Management determined that the equipment should be reduced to a carrying value of $961,000, net of estimated costs to dispose. Accordingly, the generators are listed as "assets held for sale" in the accompanying financial statements and a loss of $500,000 was recorded in fiscal year 2002 to reflect the impairment in asset value. During fiscal year 2003, the Company incurred $18,000 in costs to relocate the generators to a storage facility. During fiscal year 2002, the Company recorded total revenues of $368,000 on the rental of the generators which is included in Net Revenues for the year ended April 30, 2002. The generators are pledged as collateral for the bank loan discussed in Note 5. As of September 2003, the generators have not been sold and management is actively pursuing selling the generators.

Other Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available for sale securities, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive loss. Other comprehensive loss amounted to $113,000 for the year ended April 30, 2001. During fiscal 2002, the Company determined that the loss was permanent and, accordingly, the loss was included in "Other loss (income)."

SOUTHERN STATES POWER COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

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

Accounting For Stock-Based Compensation

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation involving employee arrangements pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the provisions of SFAS No. 123, the Company discloses the pro forma effects of accounting for these arrangements using the Black-Scholes valuation model to determine fair value as supplemental disclosure. Stock options and warrants issued to non-employees are accounted for under the fair value method as required by SFAS No. 123 and EITF 00-27. Interpretation No. 44 of APB No. 25 clarifies certain transactions affecting employees. Under the regulations of a business development company, the Company is prohibited from issuing stock options and warrants. In August 2002, all outstanding options were therefore cancelled. Since the Company has no significant stock options outstanding, the pro forma financial data is not meaningful.

Reporting segments

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates resources and assesses the performance of its sales activities as one segment.

Loss Per Share

Basic earnings per share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents. As of April 30, 2003, there were no securities that could potentially dilute Basic EPS in the future, and therefore, were not included in the computation of Diluted EPS.

Cash and cash equivalents

Cash in excess of requirements is principally invested in short-term corporate and government obligations, money market funds and certificates of deposit with a remaining maturity of three months or less. Such investments are deemed to be cash equivalents.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments, none of which were held for trade as of April 30, 2003. The carrying amount of cash and cash equivalents approximates fair value because their maturity is generally less than three months. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value.

SOUTHERN STATES POWER COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have an impact on the financial condition, results of operations or cash flows of the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore does not meet the requirement for recognizing a liability and related expense. SFAS No. 146 only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company is required to adopt SFAS No. 146 for exit or disposal activities initiated after September 30, 2002. The Company is evaluating this new standard but expects that the effects of adoption, if any, would relate solely to exit or disposal activities undertaken in the future.

In November 2002, the FASB issued Interpretation No. 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this requirement has not had a material effect on its financial position or results of operations.

In March 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect to adopt SFAS No. 123, and therefore, adopt the guidance of SFAS No. 148.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of SFAS No. 150.

NOTE 3.    PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at April 30, 2003:

Office furniture and fixtures	$21,000
Computer equipment	5,000
Leasehold improvements	6,000

Subtotal	32,000
Accumulated depreciation and impairments	(11,000)

$21,000

SOUTHERN STATES POWER COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

The Company had capitalized a total of $618,000 related to the development of the Agua Mansa Bioenergy facility in Riverside, California. Such costs included fees for permits and entitlements, payments made on land in escrow and engineering costs of approximately $525,000, which are included in accounts payable. During the quarter ended October 31, 2002, the Company decided not to go forward with the purchase or long-term lease of land which would satisfy the project’s requirements. As a result, the Company determined that the costs incurred for designing and developing the facility should be expensed. An additional $13,000, net of loans written off (see Note 5), was expensed in the quarter ended January 31, 2003 for a total of $631,000 charged to operations during the fiscal year 2003. The Company forfeited $10,000 deposited on the land at Agua Mansa and does not anticipate re-entering escrow on this or any other property until the prerequisite permits and adequate financing are in place. No additional costs will be capitalized until such time as land is acquired and construction commences, if ever. There are no assurances the Company will be able to raise sufficient capital to acquire the land, and if acquired, complete construction of a new bio-diesel plant. The Company does not expect to incur any additional expenses relating to the development of this facility in the near future.

In April 2002, the Company sold a truck for $6,000 cash. The Company recorded a loss on the sale in the current fiscal year of $24,000. Also during the fiscal year ended April 30, 2003, the Company returned a truck trailer previously purchased to the vendor and the vendor credit the Company for the purchase. No gain or loss was recorded on the return.

NOTE 4.  EQUIPMENT HELD FOR SALE

During the year ended April 30, 2002, the Company purchased three generators for an aggregate purchase price of approximately $1,600,000. These generators were then rented to a customer for power generation using bio-diesel fuels. During the year ended April 30, 2002, the customer ceased operating the generators and terminated the rental agreement. During fiscal year 2002, the Company decided to sell the equipment and cease all power generation activities in order to focus on the development of a bio-diesel fuel production facility. Management determined that the equipment should be reduced to a carrying value of $961,000, net of estimated costs to dispose. Accordingly, the generators are listed as "assets held for sale" in the accompanying financial statements and a loss of $500,000 was recorded in fiscal year 2002 to reflect the impairment in asset value. During fiscal year 2003, the Company incurred $18,000 in costs to relocate the generators to a storage facility. The generators are pledged as collateral for the bank loan discussed in Note 5. As of September 2003, the generators have not been sold and management is actively pursuing selling the generators.

NOTE 5.  NOTES PAYABLE

Private Party Notes Payable

The Company periodically borrows money from private sources at prevailing market rates to meet short-term cash flow requirements. These notes bear interest at an annual rate between 10 and 12 percent. As of April 30, 2002, the Company had borrowed $100,000 from three individuals. During the fiscal year 2003, the Company borrowed an additional $255,000 from eight individuals. Included in this amount is $28,000 of interest payments on the bank loan, discussed below, which was paid by a stockholder on behalf of the Company and the Company owes the stockholder for such payment. The Company accrued $16,000 in interest on these loans. During the current fiscal year, the Company paid $4,000 in cash and converted $144,000, including $6,000 in interest, into 6,299,400 shares of the Company’s common stock and recorded a loss of $13,000 due to the shares being issued below the fair market value. In addition, the Company wrote-off $75,000 of these loans due to the failure of the lenders to meet their contractual obligations and is included in the "loss on abandonment of plant" (see Note 3). The Company also issued 1,997,500 shares of its common stock as interest only payments valued at $130,000. At April 30, 2003, notes payable balance was $138,000 and accrued interest payable was $11,000. As of April 30, 2003, all of the notes were due and payable and were reflected as current liabilities in the accompanying balance sheet. The Company has not received any demands for payment and is working with the note holders to satisfy the obligation.

Bank Note Payable

The bank note payable of $1,103,000 is secured by the generators that are presently held for sale (see Note 4). The note matured on July 15, 2003. As of April 30, 2003, the Company was in technical default on the obligation. Accordingly, the entire obligation has been classified as a current obligation on the accompanying balance sheet. The loan is secured by a first lien on the equipment. During the current fiscal year, the Company and lender agreed to restructure the obligation. According to the terms of the debt restructuring, the Company is to make interest-only payments of prime plus 0.5% on the balance due of $1.1 million, with the principal due in lump sum on March 15, 2003, which was subsequently extended to July 15, 2003. As of the date of this report, the Company is in default and the note is payable. If the Company is unable to make the principal payment, the debt and ownership of the generators will transfer to a shareholder of the Company who serves as a personal guarantor on the note. The guarantor on the note has agreed to these terms and will assume the obligation without recourse to the Company. In addition, the stockholder has agreed to pay the interest payments on the loan on behalf of the Company while a buyer for the generators is sought. During the year ended April 30, 2003 and 2002, the Company recorded interest expense of $77,000 and $88,000, respectively, associated with this obligation.

SOUTHERN STATES POWER COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6.  CONVERTIBLE DEBENTURES

The Company has periodically used convertible debentures to meet short term financing objectives. During April 2001, the Company initiated a $1,000,000 private placement offering of its 8% debt securities convertible into shares of common stock at a conversion rate equal to 70% of the lowest closing bid prices for the Company's common stock for the preceding 30 days prior to the date of conversion. During the year ended April 30, 2001, the Company raised $174,000 which was converted into 1,120,694 of the Company’s common shares in April 2001. During fiscal 2002, the Company raised an additional $870,000 which was converted into 40,938,159 shares of the Company’s common stock. In connection with this transaction, the Company recorded $800,000 in debt issuance costs to account for the beneficial conversion feature of the debt instrument and issued 4,000,000 shares of restricted stock to a private party which helped facilitate the transaction. The fair market value of the restricted stock was included in the debt issuance costs (See Note 9 below).

In December 2001, the Company issued $375,000 in convertible debentures. These debentures bear interest at the rate of 5% and are convertible into common stock at a discount of 80% of the average market price for the common stock over the three days prior to the date of conversion. Unless converted, these debentures mature on December 13, 2003. During the fiscal year ended April 30, 2003 and 2002, $175,000 and $0, respectively, were converted into 20,161,597 shares of the Company’s common stock. The Company recorded $75,000 into additional paid-in capital associated with issuing these debentures to account for the beneficial conversion feature of the instruments. This amount is reflected net of the convertible debentures on the accompanying balance sheet and is being amortized to debt issuance costs over the life of the debenture. As of April 30, 2003 and 2002, the Company amortized $38,000 and $13,000, respectively, of this amount.

In April and May 2002, the Company raised a total of $75,000 through the issuance of convertible debentures. These debentures bear interest at the rate of 5% and are convertible into common stock at a discount of 80% of the average market price for the common stock over the three days prior to the date of conversion. Unless converted, these debentures mature on April 10, 2004. During the fiscal year ended April 30, 2003 and 2002, $35,000 and $0, respectively, were converted into 3,888,889 shares of the Company’s common stock. In addition during the current fiscal year, $7,000 of interest was converted into 777,777 shares of the Company’s common stock. The Company recorded $12,000 into additional paid-in capital associated with issuing these debentures to account for the beneficial conversion feature of the instruments. This amount is reflected net of the convertible debentures on the accompanying balance sheet and is being amortized to debt issuance costs over the life of the debenture. As of April 30, 2003 and 2002, the Company amortized $6,000 and $0, respectively, of this amount.

During the fiscal year ended April 30, 2003, an additional $110,000 was raised through the issuance of convertible debentures. The debentures mature in one year from the date of issuance and bear an interest rate of 8%. Of these debentures, $80,000 is convertible at a price of $0.005, and $30,000 is convertible at a price of $0.0075 into the Company’s common stock. As of April 30, 2003, all were converted into 20,000,000 shares of the Company’s common stock. The Company recorded $28,000 into additional paid-in capital associated with issuing these debentures to account for the conversion feature of these instruments and was recorded as debt conversion expense.

On September 5, 2002, the Company raised $25,000 through the issuance of a convertible debenture. The debenture was immediately converted into 1,000,000 shares of common stock. These shares were issued as free-trading pursuant to Rule 505 of Regulation D of the Securities Act of 1933.

NOTE 7.  SALE OF COACHELLA FACILITY

During fiscal 2002, the Company commenced construction on a five million gallon bio-diesel fuel manufacturing facility in Coachella, California. The facility was constructed in partnership with Imperial Western Products, Inc. ("IWP"), who contributed land and capital to the project. The Company contributed equipment, consulting and management services. The facility was completed in November 2001, and the Company received a subsidy from the United States Department of Agriculture on the sale of bio-diesel fuel from the Coachella facility. The Coachella facility was designed to process "yellow grease" and vegetable oils into bio-diesel fuel and was constructed using primarily refurbished equipment.

SOUTHERN STATES POWER COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

In January 2002, the Company determined that the partnership arrangement with IWP was not deemed advantageous to the Company. Furthermore, the Company wanted to take advantage of additional marketing opportunities from producing bio-diesel that meets DINs standard 51606 (an international quality measurement), in addition to capturing the revenues from high-value byproducts such as pharmaceutical-grade glycerin and vitamin E. The Company therefore sold its interest in the Coachella facility to IWP in February, 2002 for approximately $260,000 and recorded a gain of $34,000 on the transaction which is included in "Other (loss) income" in the accompanying income statement. Pursuant to the Asset Sale Agreement, the Company entered into a Brokerage Agreement with IWP in which the Company received, among other things, the exclusive right to sell all bio-diesel fuel manufactured by the Coachella facility and received a royalty interest of 50% on the net profits generated from such sale. Through April 30, 2002 and 2003, there were no sales of bio-diesel fuel from the Coachella facility and, accordingly, the Company received no royalty income. In addition, in exchange for assigning its USDA subsidies to IWP, the Company will receive $0.10 per gallon of bio-diesel fuel produced from the Coachella facility through September 2002. As of April 30, 2003 and 2002, the Company had not received any revenues from this assignment.

NOTE 8.  INCOME TAXES

Due to the net operating losses incurred by the Company in prior years, no provision for income taxes has been made. The deferred income tax balances are comprised as follows:

April 30, 2003

Deferred tax asset:
Net operating losses carry-forward	$4,360,000
Deferred tax liability	(50,000)
Accrued expenses	50,000
Valuation allowance	(4,460,000)

$--

Deferred tax liabilities:
Excess depreciation of property and equipment
for tax reporting	$50,000

At April 30, 2003 and 2002 the Company had net operating loss carryforwards for Federal income tax purposes totaling approximately $10,910,000 and $8,450,000, respectively, which for Federal reporting purposes, expire in 2020. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership.

Reconciliation of the federal statutory rate and the effective tax rate:

	2003		2002

Federal income tax benefit at statutory rate	$(985,000)		$(1,252.000)
Equity costs not deductible for income tax purposes	25,000		305,000
Net operating loss carryforward	960,000		947,000

Income tax benefit	$--	$	-- .

NOTE 9.  STOCKHOLDERS’ DEFICIT

During the year ended April 30, 2003 and 2002, the Company issued stocks at various times, as described per the following. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance:

Common Stock Transactions – Fiscal Year Ended April 30, 2002

During the year ended April 30, 2002 the Company issued 8,700,227 shares of its restricted common stock to various individuals in exchange for services which were recorded at the fair value of the shares at the date of issuance. Compensation expense resulting from these issuances amounted to $409,000.

SOUTHERN STATES POWER COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

During the year ended April 30, 2002, the Company received back into treasury a total of 964,025 shares of its common stock, which were subsequently cancelled. These shares were received in settlement over various disputes with former contractors. Additional shares were reissued as part of a negotiated settlement and are included in shares issued for services rendered in the accompanying Statement of Stockholders’ Deficit.

During April 2001, the Company initiated a $1,000,000 private placement offering of its 8% debt securities convertible into shares of common stock at a conversion rate equal to 70% of the lowest closing bid prices for the Company’s common stock for the preceding 30 days prior to the date of conversion. During fiscal 2002, the Company raised an additional $870,000 which was converted into 30,308,289 shares of the Company’s common stock. In connection with this transaction, the Company recorded $800,000 in debt issuance costs to account for the beneficial conversion feature of the debt instrument and issued 4,000,000 shares of restricted stock to a private party which helped facilitate the transaction. The fair market value of the restricted stock was included in the debt issuance costs.

During the year ended April 30, 2002, the Company raised a total of $99,000 in various private placements of the Company’s restricted common stock. In aggregate, a total of 2,058,439 shares of restricted common stock were issued in connection with these transactions.

Common Stock Transactions – Fiscal Year Ended April 30, 2003

The Company issued 485,000 shares of restricted common stock for proceeds of $19,000. The shares were sold at $0.04 per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. In addition, the Company issued 32,473,889 shares of common stock for proceeds of $322,000. The shares were sold between $0.005 and $0.03 per share in a private placement intended to be exempt from registration under Regulation E exemption.

During the quarters ended July 31, and October 31, 2002, the Company issued 6,108,332 shares of restricted common stock to several officers and former employees of the Company upon the exercise of stock options. The exercise price ranged from $0.001 to $0.10 per shares. The Company received $34,000 in cash and recorded $16,000 in non-cash compensation for a total amount of $50,000 from the exercise of these options.

The Company issued 250,000 shares of restricted common stock to several officers as compensation for services rendered valued at $30,000 or $0.12 per share. In addition, 2,700,000 shares of restricted common stock were issued by the Company to a former officer and director of the Company as a buyout of the remaining 18 months of his employment contract. The stock was valued at $162,000 or $0.06 per share. A total of $192,000 was recorded as non-cash compensation expense.

The Company issued 6,290,785 shares of restricted common stock to several third-party individuals in exchange for consulting and other services valued at $379,000 or $0.06 per share and was charged to operations.

The Company converted $345,000 of convertible debentures into 45,050,486 shares of its common stock. In addition, $7,000 of interest related to the debentures was converted into 777,777 shares. The shares were intended to exempt from registration under Regulation E exemption.

During the quarter ended October 31, 2002, the Company issued 3,000,000 shares of restricted common stock on the redemption of 3,000,000 shares of convertible preferred stock that had 10:1 voting rights. Since the value of the common stock issued was approximately equal to the value of the preferred stock recorded on the date of issuance, no additional consideration was recorded.

During the quarter ended July 31, 2003, the Company borrowed $30,000 from a private party and issued 660,000 shares of restricted common stock as collateral on the note. The Company issued an additional 660,000 shares of restricted common stock as interest on the note valued at $53,000. The note was repaid in September 2002 and the 660,000 shares held as collateral were returned and cancelled.

The Company issued 1,100,000 shares of restricted common stock to several third-parties as interest on short-term borrowings. The shares were valued at $70,000 or $0.06 per share. The Company also issued 291,900 shares of its common stock to several third-parties as interest on short-term borrowings. The shares were valued at $9,000 and ranged between $0.03 and $0.04 per share. These shares were intended to exempt from registration under Regulation E exemption.

SOUTHERN STATES POWER COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

The Company converted $138,000 of notes payable into 6,030,000 shares of its common stock and $4,000 of related accrued interest into 215,000 shares of its common stock. The fair value of the stock was $129,000 and the Company recorded a gain of $13,000, which includes a gain of $2,000 for interest. The shares were intended to be exempt from registration under Regulation E exemption.

Form 1-E Filings:

On August 16, 2002, the Company filed a Form 1-E notifying the Securities and Exchange Commission ("SEC") of its intent to sell $500,000 of the Company’s common stock pursuant to a Regulation E exemption. This notification became effective on August 30, 2002. The Company issued a total of 13,014,400 shares under this registration with a total value of $339,000. On November 11, 2002, the Company filed a form 2-E notifying the SEC that the August Offering was completed and was being closed.

On November 11, 2002, the Company filed a Form 1-E notifying the SEC of its intent to sell $750,000 of the Company’s common stock pursuant to a Regulation E exemption. This notification became effective on November 22, 2002. As of April 30, 2003, the Company had issued a total of 70,587,152 shares under this registration with a total value of $438,000.

Preferred Stock Activity

During the year ended April 30, 2002, the Company issued 3 million shares of convertible preferred stock to the directors of the Company in exchange for services rendered. These preferred shares had 10:1 voting rights with respect to the common stock and were convertible into common stock on a 1:1 basis. Compensation expense of $180,000 was recorded resulting from these issuances. In August 2003, when the Company elected to become a business development company, all of the preferred shares were converted into 3,000,000 shares of the Company’s common stock.

Equity Line of Credit

On December 5, 2001, the Company entered into an Equity Line of Credit with Cornell Capital Partners, L.P. (the "Investor"). The Equity Line of Credit Agreement was amended and restated as of March 8, 2002. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically sell to the Investor shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, the Investor will pay 90% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company’s common stock is traded for the 5 days immediately following the notice date. The Investor is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, the Investor will retain 5% of each advance under the Equity Line of Credit as a transaction fee. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon the Company registering the shares of common stock with the Securities and Exchange Commission. The costs associated with this registration will be borne by the Company. The Company issued 4,268,750 shares of common stock as a commitment fee in relation to filing a registration statement on Form SB-2, valued at $146,000. Subsequent to April 30, 2002, the Company withdrew its SB-2 filing prior to its going effective, because at the time it became subject to the reporting requirements of the Investment Company Act of 1940. Although the Company may re-file the SB-2 at any time in the future, the Company was required to expense the $146,000 as offering costs as required by Staff Accounting Bulletin No. 1 of the Securities Exchange Commission. In addition, the Company engaged Westrock Advisors, Inc., an unaffiliated registered broker-dealer to act as the exclusive placement agent in connection with the Equity Line of Credit and have issued 100,000 shares of the Company’s common stock to Westrock Advisors, Inc. pursuant to such arrangement.

In August 2002, the Company withdrew its SB-2 filing prior to its going effective, because at the time it became subject to the reporting requirements of the Investment Company Act of 1940. Although the Company may re-file the SB-2 at any time in the future, the Company was required to expense the $146,000 as offering costs as required by Staff Accounting Bulletin No. 1 of the Securities Exchange Commission. The equity line of credit was conditioned upon the filing of the SB-2. As a result, the equity line of credit has been withdrawn.

Stock options

The Company periodically granted options to purchase common or preferred stock to employees, management, and outside directors of the Company. Inasmuch as these options were sometimes granted with an exercise price below the market price of the common stock on the date of grant, the Company recorded compensation expense. The Company recorded a non-cash stock based compensation expense of $110,000 and $504,000 the years ended April 30, 2003 and 2002, respectively.

SOUTHERN STATES POWER COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

In September 2002 after the Company elected to be regulated as a business development company pursuant to the Investment Company Act of 1940 all unexercised options were cancelled by the Company. No new options have been granted.

The number and weighted average exercise prices of options granted for the years ended April 30, 2003 and 2002 are as follows:

	Options	Option Price

Outstanding and exercisable, April 30, 2001	1,916,000	$0.001
Granted	14,099,700	$.001 to $.010
Exercised	(1,549,700)	$0.001

Outstanding and exercisable, April 30, 2002	14,466,000
Granted	-
Exercised	(6,500,000)	$.001 to $.010
Cancelled	(7,966,000)	$.001 to $.010

Outstanding and exercisable, April 30, 2003	-

As discussed in Note 2, the Company is required to disclose the effects on operations and per share data as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had the compensation cost for the Company’s plans been determined using the fair value method, the compensation expense would have had the effects of increasing the Company’s net loss for the year ended April 30, 2002 to the pro-forma amount of $3,293,000, and with a pro forma net loss per share of $0.07. As there are no options outstanding at April 30, 2003, there would be no effect on the pro-forma amount. These pro forma amounts were determined based upon the fair value of each option granted during fiscal 2002 on its grant date, using the Black-Scholes option-pricing model. Assumptions of no dividend yield, a risk free interest rate which approximates the Federal Reserve Board’s rate for treasuries at the time granted, an expected life of five years, and a volatility rate of approximately 148% percent were applied to all options granted.

NOTE 10.  COMMITMENTS

The Company currently leases its office space in Riverside, California and Phoenix, Arizona on a monthly basis. Rent expense under all leases amounted to $14,000 and $21,000 for the years ended April 30, 2003 and 2002, respectively.

In February 2002, the Company entered into a purchase and lease agreement for the acquisition of a "cardlock" fuel dispensing facility in Phoenix Arizona. The agreement called for a cash purchase price of $395,000 for machinery and equipment, plus a lease commitment of $1,985 per month for 142 months commencing March, 2002. The purchase was scheduled to close on March 1, 2002. As of April 30, 2002, the Company had paid $40,000 to the seller which has been recorded as "Deposits" in the accompanying financial statements. Subsequent to April 30, 2002, the Company paid an additional $10,000 to extend the effective date of the transaction through August 9, 2002. In September 2002, the Company determined that the acquisition of the cardlock facility was not an economically sound investment and failed to meet the investment criteria of the investment committee. As a result, the purchase of the facility was not finalized and the $50,000 deposit was lost. The Company recorded the loss in other expenses.

The Company invested in Agua Mansa. LLC., a start-up company in the process of designing and developing a new, state-of-the-art bio-diesel facility in Riverside, California, that was intended to produce fuel that met DINs 51606 while also yielding pharmaceutical-grade glycerin and Vitamin E (See Note 11 and 12). On March 21, 2002, the Company entered into a Preliminary Engineering Agreement with Lurgi PSI, Inc. ("Lurgi"), in which Lurgi was contracted to perform the preliminary engineering on the proposed facility As of April 30, 2003, $525,000 had been billed to the Company under this contract, none of which has been paid. This amount has been included in accounts payable in the accompanying financial statements.

NOTE 11.  INVESTMENTS

On July 31, 2002, the Company’s Board of Directors voted to be regulated as a business development company under Section 54 of the Investment Company Act of 1940. As such, the Company is required to invest a portion of its assets into developing companies. Southern States is committed to the development of alternative energy and bio fuels such as bio-diesel. During the fiscal year ended April 30, 2003, the Company had made the following investments.

SOUTHERN STATES POWER COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

Agua Mansa

The Company invested in its subsidiary Agua Mansa LLC. ("Agua Mansa"), in which it maintains a 90% ownership interest. Aqua Mansa is a start-up company in the process of designing and developing a new, state-of-the-art bio-diesel facility in Riverside, California, that was intended to produce fuel that met DINs 51606 while also yielding pharmaceutical-grade glycerin and Vitamin E. Any land purchased and any capitalized costs incurred by the Company will be contributed to Agua Mansa, LLC as part of the Company’s investment. The management of Southern States anticipates playing an active role in supervising the construction of the Agua Mansa facility and then managing the plant once it is complete.

In May 2002, the Company entered into an Escrow Agreement to purchase 7.73 acres of land in Riverside, California where the new facility would be located. The total purchase price of this land was $793,000, of which $10,000 was paid as a deposit.

During the fiscal year ended April 30, 2003, the Company had capitalized a total of $618,000 related to the development of the Agua Mansa Bioenergy facility. Such costs included fees for permits and entitlements, payments made on land in escrow and engineering costs of approximately $525,000, which are included in accounts payable. In November 2002, the Company decided not to go forward with the purchase or long-term lease of land which would satisfy the project’s requirements. As a result, the Company determined that the costs incurred for designing and developing the facility should be expensed. An additional $13,000, net of loans written off (see Note 5), was expensed in the quarter ended January 31, 2003 for a total of $631,000 charged to operations during the fiscal year 2003. The Company forfeited $10,000 deposited on the land at Agua Mansa and does not anticipate re-entering escrow on this or any other property until the prerequisite permits and adequate financing are in place. No additional costs will be capitalized until such time as land is acquired and construction commences, if ever. There are no assurances the Company will be able to raise sufficient capital to acquire the land, and if acquired, complete construction of a new bio-diesel plant. The Company does not expect to incur any additional expenses relating to the development of this facility in the near future

Biofuel Exchange Corporation

The Company invested a total of $3,000 in Biofuel Exchange Corporation ("BFX") in November 2002. The Company has a 51% ownership interest in BFX and parties unrelated to the Company own the remainder. BFX was established to create a market for the wholesale exchange of bio-diesel fuel. There presently is not a national exchange for buying and selling bio-diesel fuel. Customers must contract with suppliers or directly with manufacturers and negotiate the best rates possible. There are no quality standards or published pricing. BFX hopes to fill this market need by contracting with manufacturers, setting quality standards, and publishing prices for wholesalers. As of April 30, 2003, BFX had not begun to meet its intended purpose and the Company wrote-off its investment as a loss on abandonment of asset.

U.S. Fuel Partners, LLC

The Company invested $6,000 in U.S. Fuel Partners, LLC ("USFP") in September 2002. The Company has a 70% ownership interest in USFP and parties unrelated to the Company own the remainder. USFP was formed to engage in the wholesale and retail sale of bio-diesel fuel in Colorado and the neighboring areas. USFP was to purchase bio-diesel fuel directly from either suppliers or manufacturers to fill customers’ orders. As of April 30, 2003, USFP had not commenced doing business and it appears that it will unlikely do so in the near future; therefore, the Company wrote-off its investment as a loss on abandonment of asset.

Buckeye Biofuels, LLC

In September 2002, the Company and an employee formed Buckeye Biofuels, LLC ("Buckeye") as an Arizona corporation. Buckeye was formed to build and operate a small-scale bio-diesel manufacturing facility outside of Phoenix, Arizona. The Company provided the employee with $2,000 to form the LLC. However, the Company was not able to become a member of the LLC due it not being in good standing with the State of Arizona and the LLC was formed with the employee as the sole member. During the fiscal year ended April 30, 2003, the employee left the Company and as part of his severance package took the LLC. As a result, the Company wrote-off its investment as a loss on abandonment of asset.

SOUTHERN STATES POWER COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 12.  LITIGATION

The matter of Lurgi PSI, Inc. v. Southern States Power Company, Inc. , Case No. CH-02-2387-3 filed in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis Court on or about December 20, 2002. The plaintiff filed a Complaint alleging breach of contract and money damages, alleging that parties entered into a Preliminary Engineering Agreement on March 21, 2002, pursuant to which plaintiff agreed to perform engineering services for the Company. Plaintiff’s Complaint alleges that it performed the services but was not paid by the Company for said services. Plaintiff is alleging the Company owes it $525,000. The Company filed a Response to Plaintiff’s Complaint on August 7, 2003. At the time the Company filed its Answer it also filed a Motion to Dismiss seeking to dismiss plaintiff’s Complaint on the basis that the Court is not the proper venue to hear this action due to the fact the Preliminary Engineering Agreement contains an arbitration provision requiring that any dispute arising under the agreement be decided in arbitration, which must take place in Riverside, California. The parties are awaiting a ruling on the Company’s Motion to Dismiss. The Company denies the allegations contained in plaintiff’s Complaint and intends on vigorously defending itself against these accusations. This amount has been included in the Company’s accounts payable.

The matter of Dow Jones & Company, Inc. v. Southern States Power Company, Inc., Case No. RIC393464 filed in the Riverside County Superior Court. On or about May 7, 2003, the plaintiff filed a Complaint for Account Stated, Common Counts, Open Book Account and Unjust Enrichment. The Complaint alleges that $3,181 is owed as the reasonable value for certain work, labor, advertising services and materials allegedly completed by the plaintiff. The Company did not file an Answer to the Complaint and, therefore, a default judgment may be entered in favor of the plaintiff. This amount has been included in the Company’s accounts payable.

The matter of KCT Consultants, Inc. v. Southern States Power Company, Inc., Case No. RIS160629 filed in the Riverside County Superior Court (Small Claims). On or about August 8, 2003, the plaintiff filed a Complaint for Breach of Contract. The Complaint alleges that $5,000 is owed under a contract, pursuant to which the plaintiff alleges it provided planning and engineering services to the Company and have not been paid for such work. This case was set for hearing on September 30, 2003. The Company did not file an Answer to the Complaint and, therefore, a default judgment may be entered in favor of the plaintiff. This amount has been included in the Company’s accounts payable.

On or about June 6, 2003, the Company received notification of a potential lawsuit against the Company by Cornell Capital Partners, LP ("Cornell") and Steve Severance and Khal Weharei Afarsemin, Inc. ("Severance"). According to the written notice, Cornell and Severance are alleging that: i) they invested a total of $40,000 into Convertible Debentures issued by the Company, ii) they have expressed their desire to convert their entire interest in the Convertible Debenture, in accordance with the provisions of the debentures; and iii) that the Company has wrongfully refused to convert their $40,000 under the terms of the Convertible Debenture. Cornell and Severance are threatening to sue the Company for any damages as a result of the Company’s alleged wrongful disallowance of the requested conversion. If a lawsuit is filed, the Company intends to vigorously defend itself against these claims.

On or about September 23, 2003, the Company received notification of a potential lawsuit against the Company by The EXL Group, L.L.C. ("EXL"). According to the written notice, EXL is alleging that $50,000 is due and owing under a Promissory Note dated August 14, 2002, which was due on November 12, 2002. EXL is threatening to sue the Company for the $50,000 in principal and applicable interest allegedly owed under the Promissory Note.

NOTE 13.  SUBSEQUENT EVENTS

In the quarter ended July 31, 2003, the Company issued 24,600,000 shares of its common stock for proceeds of $123,000. The shares were sold at $0.005 per share in a private placement intended to be exempt from registration under Regulation E exemption

In July 2003, the Company purchased 12,500 shares of Insulkor of California, Inc.’s common stock for $2,500. This will be accounted for as marketable securities.

In August and September, 2003, the Company issued 8,498,901 shares of its common stock for proceeds of $31,000. The shares were sold between $0.0025 and $0.0056 per share in a private placement intended to be exempt from registration under Regulation E exemption.

