Form 10QSB
period 2003-07-31
SOUTHERN STATES POWER CO INC
filed 2003-11-05
CIK 1042482

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X]          Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended July 31, 2003.

[  ]           Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number 000-28567

SOUTHERN STATES POWER COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware

94-3350291
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification NO.

4505 Allstate Drive, Suite 108

Riverside, California	92501

(Address of principal executive offices)

(Zip Code)

Registrant's Telephone Number:  (909) 367-2463

                Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No:  _______

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

                Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes:  ______ No:  _____

Applicable only to corporate issuers

                State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of October 15, 2003, there were 194,843,633 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format

(Check one)    Yes _____  No:     X

Southern States Power Company, Inc.

INDEX TO FORM 10-QSB

JULY 31, 2003

                                                                                                                                                     Page

PART I

Item 1.   Financial Statements

Balance Sheet - July 31, 2003 (unaudited)............................................................................   1

Statements of Operations - Three Months Ended

   July 31, 2003 (unaudited) and 2002 (unaudited)..................................................................... 2

Statement of Stockholders' Deficit -Three Months Ended July 31, 2003 (unaudited)................   3

Statements of Cash Flows - Three Months Ended

   July 31, 2003 (unaudited) and 2002 (unaudited)...................................................................   4

Notes to Financial Statements (unaudited).............................................................................   5

Item 2.   Management's Discussion and Analysis of

Financial Condition and Results of Operations...................................................................... 13

Item 3.   Controls and Procedures...................................................................................................... 16

PART II

SOUTHERN STATES POWER COMPANY, INC.

BALANCE SHEET

(UNAUDITED)

As of July 31, 2003

ASSETS
(Rounded to nearest hundred)
Cash	$ 1,200

Total current assets	1,200

Property and equipment, net of accumulated depreciation
of $8,200 (Note 3)	17,800
Assets held for sale (Note 4)	961,400

Total assets	$ 980,400

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$ 1,054,500
Accrued expenses	131,200
Notes payable (Note 5)	152,600
Bank loan payable (Note 5)	1,102,900

Total current liabilities	2,441,200

Convertible debentures (Note 6)	146,100

Total liabilities	2,587,300

Commitments and contingencies (Note 8)	-

Stockholders' deficit: (Note 7)
Common stock, $.001 par value; 250,000,000 share authorized;
192,443,633 issued and outstanding	192,400
Additional paid-in-capital	16,142,600
Common stock subscription receivable	(6,100)
Accumulated deficit	(17,935,800)

Total stockholders' deficit	(1,606,900)

Total liabilities and stockholders' deficit	$ 980,400

See notes to accompanying financial statements

1

SOUTHERN STATES POWER COMPANY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Month Period
	Ended July 31,
	(Rounded to nearest hundred)
	2003	2002
Revenues
Fuel sales	$ -	$ 18,000
Total sales	-	18,000

Cost of sales	-	22,000

Gross profit (loss)	-	(4,000)

Costs and expenses:
Research and development expenses	-	500
General and administrative expenses	148,500	276,000
Operating loss	(148,500)	(280,500)

Other income and (expenses):
Interest income	-	100
Amortization of beneficial conversion feature	(10,600)	(8,600)
Interest expense	(39,400)	(67,000)
Gain (loss) on disposal of assets	(2,000)	-
Loss on abandonment of asset	(2,500)	-
Non-cash compensation	-	(110,000)
Net loss	$ (203,000)	(466,000)

Basic and dilutive net loss per share	$ (0.00)	$ (0.01)

Weighted average number
of shares outstanding	174,127,269	66,262,827

See notes to accompanying financial statements

2

SOUTHERN STATES POWER COMPANY, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTH PERIOD ENDED JULY 31, 2003

(UNADUITED)

(Rounded to nearest hundred)

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at April 30, 2003	166,744,732	$166,700	$16,039,200	$ -	($17,732,800)	($1,526,900)
Issuance of stock for cash	25,698,901	25,700	103,400	(6,100)	-	123,000
Net loss for the period	-	-	-	-	(203,000)	(203,000)

Balance at July 31, 2003	192,443,633	$ 192,400	$ 16,142,600	$ (6,100)	$ (17,935,800)	$(1,606,900)

See notes to accompanying financial statements

3

SOUTHERN STATES POWER COMPANY, INC.

STATEMENTS OF CASH FLOW

(UNADUITED)

	For the Three Month Period
	Ended July 31,
	(Rounded to nearest hundred)
	2003		2002
Cash flows from Operating Activities:
Net Loss	$ (203,000)		$ (466,000)
Reconciliaiton of net loss to net cash used by operating activities:
Depreciation and amortization	1,500		4,000
Loss on disposal of assets	4,500		-
Debt issuance costs and value of benefical conversion	10,600		15,000
Stock issued for interest expense	-		47,000
Expense recognized from sale of stock at less than fair value	-		20,000
Fair market value of stock options granted	-		110,000
Changes in operating assets and liabilities:
Decrease in acccounts receivable	-		8,000
Increase in other assets	-		(14,000)
Increase in deposits	-		(20,000)
Increase in accounts payable and accrued expenses	48,500		149,000
Net cash used by operating activities	(137,900)		(147,000)
Cash flows from Financing Activitites:
Proceeds from issuance of stock options	-		-
Proceeds from sale of common stock	123,000		19,000
Net proceeds from issuance of notes payable	14,100		148,000
Net cash provided by financing activities	137,100		167,000
Net decrease increase in cash & cash equivalents	(800)		20,000
Cash & cash equivalents, at beginning of period	2,000		20,000
Cash & cash equivalents at end of period	$ 1,200		$ 40,000

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ 14,100		$ -
Cash paid for income tax	$ -	#	$ -

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property acquired against payable	$ -		$ 517,000
Cash less stock options exercised	$ -		$ 35,000
Stock issued for subscription receivable	$ 6,100		$ -

SOUTHERN STATES POWER COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2003

(UNAUDITED)

NOTE 1 - BUSINESS AND CONTINUING OPERATIONS

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

Since its designation as a business development company, Southern States has made investments in the following companies:  Agua Mansa Bioenergy, LLC; Biofuel Exchange Corporation; Buckeye Biofuels, LLC; U.S. Fuel Partners, LLC; and Insulkor of California, Inc.

Prior to its election to be regulated as a business development company, the Company utilized agricultural products and 'yellow grease' reclamation by-products to produce and distribute biodiesel fuels.  The Company still participates in these business activities on a smaller scale.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The interim financial data as of July 31, 2003 and for the three months ended July 31, 2003 and 2002 are unaudited.  In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of July 31, 2003 and the results of operations and cash flows for the three month period then ended.  Results for the three-month period ended July 31, 2003 are not necessarily indicative of the results to be expected for the year ending April 30, 2004.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-KSB.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  For the year ended April 30, 2003 and for the three months ended July 31, 2003, the Company incurred net losses of approximately $2,547,000 and $203,000, respectively, and as of July 31, 2003, had a stockholders' deficit and a working capital deficit of approximately $1,606,900 and $2,440,000, respectively.  The Company has no material source of revenues and has sustained significant losses from operations.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  This factor raises substantial doubt about the Company's ability to continue as a going concern.  Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management's plans include the sale of additional equity securities and the investment of the monies raised into developing companies that are expected to generate returns to the Company.  However, no assurance can be given that the Company will be successful in raising additional capital or that any investments made will be successful or generate returns.  Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or a positive cash flow.  If management is unable to raise additional capital and expected significant revenues do not result in a positive cash flow, the Company will not be able to meet its obligations and will have to cease operations.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation.

Equipment and Fixtures

Equipment and fixtures are recorded at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets as follows:

                                    Description                                 Years

                                    Furniture and fixtures                                   5

                                    Computer hardware and software                3

Per Share Information

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since since the effect of dilutive securities is anti-dilutive.

Recent Accounting Pronouncements

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, ("SFAS No. 150").  SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities.  SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.h

NOTE 3- PROPERTY AND EQUIPMENT

Net property and equipment consisted of the following as of July 31, 2003:

Office furniture and fixtures	$ 20,900
Computer equipment	5,100

Subtotal	26,000
Accumulated depreciation and impairments	(8,200)
$ 17,800

During the three months ended July 31, 2002, the Company had capitalized a total of $532,000 related to the development of the Agua Mansa Bioenergy facility in Riverside, California.  Such costs included fees for permits and entitlements, payments made on land in escrow and engineering costs of $486,800, which are included in accounts payable.  In the fiscal quarter ended October 31, 2002, the Company decided not to consummate the purchase or long-term lease of land which satisfied the project's requirements.  The Company determined at that time, the costs incurred for designing and developing the bio-energy facilities should be expensed.  The Company forfeited the $10,000 deposit on the land at Agua Mansa and does not anticipate re-entering escrow on this or any other property until the requisite permits and adequate financing are in place.  No additional costs will be capitalized until such time as land is acquired and construction commences, if ever.  There are no assurances management will be able to raise sufficient capital to acquire the land, and if acquired, complete construction of a new biodiesel plant.

NOTE 4 - EQUIPMENT HELD FOR SALE

During the year ended April 30, 2002, the Company purchased three generators for an aggregate purchase price of approximately $1,600,000.  These generators were then rented to a customer for power generation using biodiesel fuels.  During the year ended April 30, 2002, the customer ceased operating the generators and terminated the rental agreement.  The Company has decided to sell the equipment and cease all power generation activities in order to focus on the sale of biodiesel fuels.  Management determined that the equipment should be reduced to a carrying value of $961,000, net of estimated costs to dispose.  Accordingly, the generators are listed as "assets held for sale."  The Company did not record any revenues associated with operating the generators during the fiscal quarters ended July 31, 2003 and 2002.  The generators are pledged as collateral for the bank loan discussed in Note 5.  As of October 2003, the generators have not been sold and management is actively pursuing selling the generators.

NOTE 5 - NOTES PAYABLE

Private Party Notes Payable

The Company has periodically borrowed money from private sources at prevailing market rates to meet short-term cash flow requirements.  These notes bear interest at an annual rate between 10 and 12 percent.  As of July 31, 2003, the Company had received short-term operating loans totaling $152,600 from three individuals, of which $14,100 was received during the three months ended July 31, 2003.  This amount represents interest payments on the bank loan, discussed below, which was paid by a stockholder on behalf of the Company and the Company owes the stockholder for such payment.  As of July 31, 2003, these notes were due and payable and were reflected as current liabilities in the accompanying balance sheet.  The Company has not received any demands for repayment and is working with the note holders to satisfy the obligations.

Bank note payable

The bank note payable of $1,102,900 is secured by the generators that are presently held for sale (see Note 4).  The note matured on July 15, 2003.  As of the date of this report, the Company is in technical default on the obligation.  Accordingly, the entire obligation has been classified as a current obligation on the accompanying balance sheet.  The loan is secured by a first lien on the equipment.  During the fiscal year ended April 30, 2003, the Company and lender agreed to restructure the obligation.  According to the terms of the debt restructuring, the Company is to make interest-only payments of prime plus 0.5% on the balance due of $1.1 million, with the principal due in lump sum on March 15, 2003, which was subsequently extended to July 15, 2003.  If the Company is unable to make the principal payment, the debt and ownership of the generators will transfer to a shareholder of the Company who serves as a personal guarantor on the note.  The guarantor on the note has agreed to these terms and will assume the obligation without recourse to the Company.  In addition, the stockholder has agreed to pay the interest payments on the loan on behalf of the Company (see above) while a buyer for the generators is sought.  During the quarter ended July 31, 2003 and 2002, the Company recorded interest expense of $21,100 and $20,900, respectively, associated with this obligation.

NOTE 6 - CONVERTIBLE DEBENTURES

The Company has periodically used convertible debentures to meet short term financing objectives.  In December 2001, the Company issued $375,000 in convertible debentures.  As of July 31, 2003 $109,900 had not been converted, net of beneficial conversion feature.  These debentures bear interest at the rate of 5% and are convertible into common stock at a discount of 80% of the average market price for the common stock over the three days prior to the date of conversion.  Unless converted, these debentures mature on December 13, 2003.  The Company recorded $75,000 into additional paid-in capital associated with issuing these debentures to account for the beneficial conversion feature of the instruments.  This amount is reflected net of the convertible debentures on the accompanying balance sheet and is being amortized to debt issuance costs over the life of the debenture.  As of July 31, 2003, the Company had amortized $59,700 of this amount.  During the quarter ended July 31, 2003 and 2002, amortization expense was $9,400 and $8,600, respectively.

In April 2002, the Company raised a total of $40,000 through the issuance of convertible debentures.  As of July 31, 2003 $36,200 had not been converted, net of beneficial conversion feature.  These debentures bear interest at the rate of 5% and are convertible into common stock at a discount of 80% of the average market price for the common stock over the three days prior to the date of conversion.  Unless converted, these debentures mature on April 10, 2004.  The Company recorded $10,000 into additional paid-in capital associated with issuing these debentures to account for the beneficial conversion feature of the instruments.  This amount is reflected net of the convertible debentures on the accompanying balance sheet and is being amortized to debt issuance costs over the life of the debenture.  As of July 31, 2003, the Company had amortized $6,200 of this amount.  During the quarter ended July 31, 2003 and 2002, amortization expense was $1,200and $0, respectively.

NOTE 7 " STOCKHOLDERS" DEFICIT

Common Stock Transactions During the Three Months Ended July 31, 2002

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

Common Stock Transactions During the Three Months Ended July 31, 2003

The Company issued 25,698,901 shares of common stock for net proceeds of $123,000.  Of these shares, 1,098,901 shares, valued at $6,100, were issued against subscription receivable as the cash for these shares was not received until Sept 2003.  The shares were sold at $0.005 per share in a private placement intended to be exempt from registration under Regulation E exemption.

Form 1-E Filings

On August 16, 2002, the Company filed a Form 1-E notifying the Securities and Exchange Commission ("SEC") of its intent to sell $500,000 of the Company's common stock pursuant to a Regulation E exemption.  This notification became effective on August 30, 2002.  The Company issued a total of 13,014,400 shares under this registration with a total value of $339,000.  On November 11, 2002, the Company filed a form 2-E notifying the SEC that the August Offering was completed and was being closed.

On November 11, 2002, the Company filed a Form 1-E notifying the SEC of its intent to sell $750,000 of the Company's common stock pursuant to a Regulation E exemption.  This notification became effective on November 22, 2002.  As of July 31, 2003, the Company had issued a total of 95,187,152 shares under this registration with a total value of $560,700.

Stock options

The Company periodically granted options to purchase common or preferred stock to employees, management, and outside directors of the Company.  Inasmuch as these options were sometimes granted with an exercise price below the market price of the common stock on the date of grant, the Company recorded compensation expense.  The Company recorded a non-cash stock based compensation expense of $110,000 in the quarter ended July 31, 2002.

In September 2002 after the Company elected to be regulated as a business development company pursuant to the Investment Company Act of 1940 all unexercised options were cancelled by the Company.

The Company did not grant any stock options in the three month period ended July 31, 2003.

NOTE 8 - COMMITMENTS

During the fiscal year ended April 30, 2002, the Company invested in Agua Mansa. LLC., a start-up company in the process of designing and developing a new, state-of-the-art bio-diesel facility in Riverside, California, that was intended to produce fuel that met DINs 51606 while also yielding pharmaceutical-grade glycerin and Vitamin E (See Note 11 and 12).  On March 21, 2002, the Company entered into a Preliminary Engineering Agreement with Lurgi PSI, Inc. ("Lurgi"), in which Lurgi was contracted to perform the preliminary engineering on the proposed facility As of July 31, 2003, $525,000 had been billed to the Company under this contract, none of which has been paid. This amount has been included in accounts payable in the accompanying financial statements.

NOTE 9 - INVESTMENTS

On July 31, 2002, the Company's Board of Directors voted to be regulated as a business development company under Section 54 of the Investment Company Act of 1940.  As such, the Company is required to invest a portion of its assets into developing companies.  Southern States is committed to the development of alternative energy and bio fuels such as bio-diesel.  As of July 31, 2003, the Company had made the following investments.

Agua Mansa

During the fiscal year ended April 30, 2003, the Company invested in its subsidiary Agua Mansa LLC, ("Agua Mansa"), in which it maintains a 90% ownership interest.  Aqua Mansa is a start-up company in the process of designing and developing a new, state-of-the-art bio-diesel facility in Riverside, California, that was intended to produce fuel that met DINs 51606 while also yielding pharmaceutical-grade glycerin and Vitamin E.  Any land purchased and any capitalized costs incurred by the Company will be contributed to Agua Mansa, LLC as part of the Company's investment.  The management of Southern States anticipates playing an active role in supervising the construction of the Agua Mansa facility and then managing the plant once it is complete.

In May 2002, the Company entered into an Escrow Agreement to purchase 7.73 acres of land in Riverside, California where the new facility would be located.  The total purchase price of this land was $793,000, of which $10,000 was paid as a deposit.

During the fiscal year ended April 30, 2003, the Company had capitalized a total of $618,000 related to the development of the Agua Mansa Bioenergy facility.  Such costs included fees for permits and entitlements, payments made on land in escrow and engineering costs of approximately $525,000, which are included in accounts payable.  In November 2002, the Company decided not to go forward with the purchase or long-term lease of land which would satisfy the project's requirements.  As a result, the Company determined that the costs incurred for designing and developing the facility should be expensed.  An additional $13,000, net of loans written off (see Note 5), was expensed in the quarter ended January 31, 2003 for a total of $631,000 charged to operations during the fiscal year 2003.  The Company forfeited $10,000 deposited on the land at Agua Mansa and does not anticipate re-entering escrow on this or any other property until the prerequisite permits and adequate financing are in place.  No additional costs will be capitalized until such time as land is acquired and construction commences, if ever.  There are no assurances the Company will be able to raise sufficient capital to acquire the land, and if acquired, complete construction of a new bio-diesel plant.  The Company does not expect to incur any additional expenses relating to the development of this facility in the near future

Biofuel Exchange Corporation

During the fiscal year ended April 30, 2003, the Company invested a total of $3,000 in Biofuel Exchange Corporation ("BFX") in November 2002.  The Company has a 51% ownership interest in BFX and parties unrelated to the Company own the remainder.  BFX was established to create a market for the wholesale exchange of bio-diesel fuel.  There presently is not a national exchange for buying and selling bio-diesel fuel.  Customers must contract with suppliers or directly with manufacturers and negotiate the best rates possible.  There are no quality standards or published pricing.  BFX hopes to fill this market need by contracting with manufacturers, setting quality standards, and publishing prices for wholesalers.  As of April 30, 2003, BFX had not begun to meet its intended purpose and the Company wrote-off its investment as a loss on abandonment of asset.

U.S. Fuel Partners, LLC

During the fiscal year ended April 30, 2003, the Company invested $6,000 in U.S. Fuel Partners, LLC ("USFP") in September 2002.  The Company has a 70% ownership interest in USFP and parties unrelated to the Company own the remainder.  USFP was formed to engage in the wholesale and retail sale of bio-diesel fuel in Colorado and the neighboring areas.  USFP was to purchase bio-diesel fuel directly from either suppliers or manufacturers to fill customers' orders.  As of April 30, 2003, USFP had not commenced doing business and it appears that it will unlikely do so in the near future; therefore, the Company wrote-off its investment as a loss on abandonment of asset.

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

Insul-Kor of California

On July 19, 2003, the Company invested a total of $2,500 in Insul-Kor of California, Inc. ("Insul-Kor"), a privately-held company.  The investment was made in exchange for 12,500 shares of Insul-Kor's common stock, which equates to .625% of Insul-Kor's outstanding common stock.  Parties unrelated to the Company own the remainder of Insul-Kor's outstanding common stock.  Insul-Kor is a company that specializes in the production and supply of energy-efficient, environmentally friendly homes and buildings.  The Company anticipates utilizing Insul-Kor's Structural Insulated Panel System in its planned solar energy and back-up power generation projects.   Until such time as actual activities occur between Insul-Kor and the Company, the investment has been written-off as a loss on abandonment of asset.

NOTE 10 - LITIGATION

The matter of Lurgi PSI, Inc. v. Southern States Power Company, Inc., Case No. CH-02-2387-3 filed in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis Court on or about December 20, 2002.  The plaintiff filed a Complaint alleging breach of contract and money damages, alleging that parties entered into a Preliminary Engineering Agreement on March 21, 2002, pursuant to which plaintiff agreed to perform engineering services for the Company.  Plaintiff's Complaint alleges that it performed the services but was not paid by the Company for said services.  Plaintiff is alleging the Company owes it $525,000.  The Company filed a Response to Plaintiff's Complaint on August 7, 2003.  At the time the Company filed its Answer it also filed a Motion to Dismiss seeking to dismiss plaintiff's Complaint on the basis that the Court is not the proper venue to hear this action due to the fact the Preliminary Engineering Agreement contains an arbitration provision requiring that any dispute arising under the agreement be decided in arbitration, which must take place in Riverside, California.  The parties are awaiting a ruling on the Company's Motion to Dismiss.  The Company denies the allegations contained in plaintiff's Complaint and intends on vigorously defending itself against these accusations.  This amount has been included in the Company's accounts payable.

The matter of Dow Jones & Company, Inc. v. Southern States Power Company, Inc., Case No. RIC393464 filed in the Riverside County Superior Court.  On or about May 7, 2003, the plaintiff filed a Complaint for Account Stated, Common Counts, Open Book Account and Unjust Enrichment.  The Complaint alleges that $3,181 is owed as the reasonable value for certain work, labor, advertising services and materials allegedly completed by the plaintiff.  The Company did not file an Answer to the Complaint and, therefore, a default judgment may be entered in favor of the plaintiff.  This amount has been included in the Company's accounts payable.

The matter of KCT Consultants, Inc. v. Southern States Power Company, Inc., Case No. RIS160629 filed in the Riverside County Superior Court (Small Claims).  On or about August 8, 2003, the plaintiff filed a Complaint for Breach of Contract.  The Complaint alleges that $5,000 is owed under a contract, pursuant to which the plaintiff alleges it provided planning and engineering services to the Company and have not been paid for such work.  This case was set for hearing on September 30, 2003.  The Company did not file an Answer to the Complaint and, therefore, a default judgment may be entered in favor of the plaintiff.  This amount has been included in the Company's accounts payable.

On or about June 6, 2003, the Company received notification of a potential lawsuit against the Company by Cornell Capital Partners, LP ("Cornell") and Steve Severance and Khal Weharei Afarsemin, Inc. ("Severance").  According to the written notice, Cornell and Severance are alleging that: i) they invested a total of $40,000 into Convertible Debentures issued by the Company, ii) they have expressed their desire to convert their entire interest in the Convertible Debenture, in accordance with the provisions of the debentures; and iii) that the Company has wrongfully refused to convert their $40,000 under the terms of the Convertible Debenture.  Cornell and Severance are threatening to sue the Company for any damages as a result of the Company's alleged wrongful disallowance of the requested conversion.  If a lawsuit is filed, the Company intends to vigorously defend itself against these claims.

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

NOTE 11 -SUBSEQUENT EVENTS

In August and September, 2003, the Company issued 7,400,000 shares of its common stock for proceeds of $24,500.  The shares were sold between $0.0025 and $0.005 per share in a private placement intended to be exempt from registration under Regulation E exemption.

ITEM 2.     MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's Mission

The Company's mission is to invest in companies than can provide clean, safe electrical power from renewable energy sources.  The Company hopes to achieve this by investing in portfolio companies that intend to concentrate on the production, sale and distribution of bio-diesel fuel and other alternative energy solutions.  These investments may include companies that intend to construct bio-fuel refineries to supply specific fuel to a power plant. In the case of bio-diesel, it is anticipated that the fuel will be used for stationary power, on-road fueling for trucks and off-road fueling for farming and heavy construction equipment.

BUSINESS DEVELOPMENT COMPANY

On July 31, 2002, the Company's Board of Directors voted to be regulated pursuant to Section 54 of the Investment Company Act of 1940 with its investments concentrated in companies engaged in the production, sale and distribution of biodiesel fuel and other alternative energy solutions.   On August 8, 2002, the Company filed a form N-54A, notifying the Securities and Exchange Commission of its intent to be regulated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940.  Prior to making this election, the Company was actively involved in the sale, manufacture and distribution of biodiesel.  The decision to be regulated under the Investment Company Act of 1940 was made primarily to better reflect the Company's anticipated future business and developing relationships.  To date, the Company's portfolio companies have been unsuccessful in their recent efforts to develop and construct a bio-diesel fuel facility.

As a business development company, the Company has invested in, and has a substantial ownership interest in, the following companies:  Agua Mansa Bioenergy, LLC; Biofuel Exchange Corporation; Buckeye Biofuels, LLC; U.S. Fuel Partners, LLC; and Insul-Kor of California, Inc.

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

On November 11, 2002, the Company filed a Form 1-E notifying the SEC of its intent to sell $750,000 of the Company's common stock pursuant to a Regulation E exemption.  This notification became effective on November 22, 2002.  As of July 31, 2003, the Company had issued a total of 96,286,053 shares under this registration with a total value of $566,800. All proceeds raised were used to meet operating cash flow needs and to satisfy liabilities.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (-GAAP-).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, and the realizability of deferred tax assets.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Valuation Of Long-Lived And Intangible Assets

The recoverability of long lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired.  As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, -Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of- as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset.  The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of July 31, 2003, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter ended July 31, 2003 compared to quarter ended July 31, 2002

Revenues

During the fiscal year ended April 30, 2003, the Company changed its business direction from distributing bio-diesel fuel to a business development company.  As a result, the Company did not generate any revenues from operations during the quarter ended July 31, 2003.  The company generated revenues in the amount of $18,100 from operations during the quarter ended July 31, 2002.

General and Administrative

Total general and administrative expenses were $148,500 and $275,700 for the quarter ended July 31, 2003 and 2002, respectively.  The $172,200 decrease is primarily due to the company's suspension of the development of the Agua Mansa facility, and the Company's current stream-lined operations, and the Company closed down its operations in Arizona in the prior fiscal year.  In addition, during the current quarter, the Company was not involved in a major investment project as it was in the comparable quarter of 2002.

Other Expenses

Interest expense was $39,400 for the quarter ended July 31, 2003, compared to $67,000 for the quarter ended July 31, 2002.  The decrease is primarily attributed no significant new loans were made during the current quarter and several loans had been paid off during the prior fiscal year.

Amortization of the beneficial conversion feature of the convertible debentures was $10,600 and $8,600 for the quarter ended July 31, 2003 and 2002, respectively.

During the quarter ended July 31, 2002, $110,000 was recorded as non-cash compensation for the granting of stock options.  There were no stock options granted during the current quarter.

Net Loss

As a result of the above-mentioned factors, the Company incurred a loss of $203,000 and $465,900 for the quarters ended July 31, 2003 and 2002, respectively, for a decrease of $262,900.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2003, total cash was $1,200, compared to $40,000 as of July 31, 2002.  The Company had a negative working capital of $2,440,000, compared to a negative $2,160,000 as of July 31, 2002.  The increase in negative working capital is primarily associated with an increase in accounts payable due to the costs associated with the Agua Mansa project.

As of April 30, 2002, the Company was in technical default on its debt obligation to City National Bank, which resulted in the classification of $1,102,900 as a current liability in the accompanying financial statements.  On July 18, 2002, the Company agreed to restructure the debt obligation.  The original terms of the note required the Company to pay $33,000 per month in principal plus accrued interest at the rate of 7.5% per annum.  The loan is secured by a first lien on the equipment.  During the fiscal year ended April 30, 2003, the Company and lender agreed to restructure the obligation again.  According to the terms of the new debt restructuring, the Company is to make interest-only payments of prime plus 0.5% on the balance due of $1.1 million, with the principal due in lump sum on March 15, 2003, which was subsequently extended to July 15, 2003.  As of the date of this report, the Company is in default and the note is due and payable.  If the Company is unable to make the principal payment, the debt and ownership of the generators will transfer to a shareholder of the Company who serves as a personal guarantor on the note.  The guarantor on the note has agreed to these terms and will assume the obligation without recourse to the Company.  In addition, the stockholder has agreed to pay the interest payments on the loan on behalf of the Company while a buyer for the generators is sought.

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred operating losses from inception and has generated an accumulated deficit of $17,935,800.  The Company requires additional capital to meet its operating requirements.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  Management plans are to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the investment in profitable operations.  There are no assurances that such plans will be successful.  No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

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

Item 3.  Effectiveness of the registrant's disclosure controls and procedures

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded.  This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.  During the first quarter of fiscal year 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II:         OTHER INFORMATION

Item 1.            Legal Proceedings

In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions.  The litigation process in inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company.  However, in the opinion of the Company's management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.

Item 2.            Changes in Securities

In June and July 2003, the Company issued 25,698,901 shares of common stock for proceeds of $123,000, net of receivable of $6,100.  The shares were sold at $0.005 per share in a private placement intended to be exempt from registration under Regulation E exemption.

Item 3.            Defaults Upon Senior Securities

                                    None

Item 4.            Submission Of Matters To A Vote Of Security Holders

                                    None

Item 5.            Other Information

                                    None

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

Reports on Form 8-K:

            On July 25, 2003, the Company filed a current report on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STATES POWER COMPANY, INC.

DATE:

/s/ Harrison A. McCoy

Harrison A. McCoy, III, CEO, President

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Harrison A. McCoy, certify that:

            1.  I have reviewed this quarterly report on Form 10-QSB of Southern States Power Company, Inc. for the quarter ended July 31, 2003;

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

            4.  The registrant's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and  procedures to ensure that  material  information relating to the registrant,  including its  consolidated  subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation  Date");  and c) presented in this quarterly report our conclusions about the effectiveness of the  disclosure  controls  and  procedures  based  on our  evaluation  as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee  of  registrant's  board  of  directors  (or  persons  performing  the equivalent function): a) all significant deficiencies in the design or operation of internal  controls which could adversely affect the  registrant's  ability to record, process, summarize and report financial data and have identified for the registrant's  auditors any material weaknesses in internal controls;  and b) any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material  weaknesses.

Date:    November 3, 2003

/s/ Harrison A. McCoy

Harrison A. McCoy

Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Harrison A. McCoy, III, certify that:

1.                   I have reviewed this quarterly report on Form 10-QSB of Southern States Power Company, Inc.;

2.                   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.                   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated:  November 3, 2003

/s/ Harrison A. McCoy

Harrison A. McCoy, III

Chief Financial Officer (or equivalent)

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Southern States Power Company, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the quarter ending July 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Harrison A. McCoy President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Harrison A. McCoy

Harrison A. McCoy, III, President

Dated:  November 3, 2003