Form 10KSB/A
period 2003-04-30
SOUTHERN STATES POWER CO INC
filed 2003-12-08
CIK 1042482

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

ITEM 1 — DESCRIPTION OF BUSINESS

History

Southern States Power Company, Inc. (hereinafter "the Company" or "Southern States") was originally incorporated in Delaware on August 31, 1988, and adopted its present name on June 1, 1998. During fiscal year 2001, Southern States relocated its headquarters from Shreveport, Louisiana to Riverside, California. >From June 1998 inception until July 31, 2002, we were engaged primarily in the production, sale and distribution of biodiesel fuel and other alternative energy solutions.

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

Dated: December 4, 2003	Southern States Power Company, Inc.

/s/ Harrison A. McCoy, III

By: Harrison A. McCoy, III
Its: President, CEO, Secretary,
Treasurer, and Director

SOUTHERN STATES POWER COMPANY, INC.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Southern States Power Company, Inc.
Riverside, California

We have audited the accompanying balance sheet of Southern States Power Company, Inc. as of April 30, 2003, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
September 10, 2003

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Southern States Power Company, Inc.
Riverside, California

We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows of Southern States Power Company, Inc. for the year ended April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Southern States Power Company, Inc. for the year ended April 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

I, Harrison A. McCoy, III, certify that:

1.  I have reviewed this Annual Report on Form 10-KSB of Southern States Power Company, Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: December 4, 2003

/s/ Harrison A. McCoy, III

	By:	Harrison A. McCoy, III
Chief Executive Officer

CERTIFICATION PURSUANT TO 18 USC, SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Southern States Power Company, Inc. (the "Company") on Form 10-KSB for the year ended April 30, 2003, as filed with the Securities and Exchange Commission on or about the date hereof (the "Report"), I, Harrison A. McCoy, III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 4, 2003	/s/ Harrison A. McCoy, III

By: Harrison A. McCoy, III
Its: Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Southern States Power Company, Inc. and will be retained by Southern States Power Company, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

I, Harrison A. McCoy, III, certify that:

1.   I have reviewed this Annual Report on Form 10-KSB of Southern States Power Company, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure  controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(b)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(c)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: December 4, 2003

/s/ Harrison A. McCoy, III

	By:	Harrison A. McCoy, III
Chief Financial Officer