Form 10QSB
period 2003-10-31
SOUTHERN STATES POWER CO INC
filed 2003-12-22
CIK 1042482

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended October 31, 2003.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 19, 2003, there were 204,843,633 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format

(Check one) Yes _____ No: X

Southern States Power Company, Inc.

INDEX TO FORM 10-QSB

OCTOBER 31, 2003

Page

PART I

Item 1. Financial Statements

Balance Sheet -October 31, 2003 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

Statements of Operations - Three and Six Months Ended

    October 31, 2003 (unaudited) and 2002 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2

Statement of Stockholders-Deficit -Six Months Ended October 31, 2003 (unaudited) . . . . . . . . 3

Statements of Cash Flows - Six Months Ended

    October 31, 2003 (unaudited) and 2002 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

Notes to Financial Statements (unaudited) . . . . . . .  . . . . . . .  . . . . . . . .  . . . . . . . . . . . . . . . . . . 5

Item 2. Management's Discussion and Analysis of

            Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . 15

Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

PART II

SOUTHERN STATES POWER COMPANY, INC.

BALANCE SHEET

(UNAUDITED)

As of October 31, 2003

See notes to accompanying financial statements

SOUTHERN STATES POWER COMPANY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

See notes to accompanying financial statements

SOUTHERN STATES POWER COMPANY, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED OCTOBER 31, 2003

(UNADUITED)

See notes to accompanying financial statements.

SOUTHERN STATES POWER COMPANY, INC.

STATEMENTS OF CASH FLOW

(UNADUITED)

See notes to accompanying financial statements.

SOUTHERN STATES POWER COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2003

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The interim financial data as of October 31, 2003 and for the three and six months ended October 31, 2003 and 2002 are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of October 31, 2003 and the results of operations and cash flows for the three and six months then ended. Results for the six-month period ended October 31, 2003 are not necessarily indicative of the results to be expected for the year ending April 30, 2004.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-KSB.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the year ended April 30, 2003 and for the six months ended October 31, 2003, the Company incurred net losses of approximately $2,547,000 and $324,000, respectively, and as of October 31, 2003, had a stockholders' deficit and a working capital deficit of approximately $1,684,809 and $2,505,686, respectively. The Company has no material source of revenues and has sustained significant losses from operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management's plans include the sale of additional equity securities and the investment of the monies raised into developing companies that are expected to generate returns to the Company. However, no assurance can be given that the Company will be successful in raising additional capital or that any investments made will be successful or generate returns. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or a positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in a positive cash flow, the Company will not be able to meet its obligations and will have to cease operations.

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

Per Share Information

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Net property and equipment consisted of the following as of October 31, 2003:

During the six months ended October 31, 2002, the Company had capitalized a total of $618,126 related to the development of the Agua Mansa Bioenergy facility in Riverside, California. Such costs included fees for permits and entitlements, payments made on land in escrow and engineering costs of $525,000, which are included in accounts payable. In the fiscal quarter ended October 31, 2002, the Company decided not to consummate the purchase or long-term lease of land which satisfied the project's requirements. The Company determined at that time, the costs incurred for designing and developing the bio-energy facilities should be expensed. The Company forfeited the $10,000 deposit on the land at Agua Mansa and does not anticipate re-entering escrow on this or any other property until the requisite permits and adequate financing are in place. No additional costs will be capitalized until such time as land is acquired and construction commences, if ever. There are no assurances management will be able to raise sufficient capital to acquire the land, and if acquired, complete construction of a new biodiesel plant.

NOTE 4 - EQUIPMENT HELD FOR SALE

During the year ended April 30, 2002, the Company purchased three generators for an aggregate purchase price of approximately $1,600,000. These generators were then rented to a customer for power generation using biodiesel fuels. During the year ended April 30, 2002, the customer ceased operating the generators and terminated the rental agreement. The Company has decided to sell the equipment and cease all power generation activities in order to focus on the sale of biodiesel fuels. Management determined that the equipment should be reduced to a carrying value of $961,000, net of estimated costs to dispose. Accordingly, the generators are listed as "assets held for sale." The Company did not record any revenues associated with operating the generators during the three and six months ended October 31, 2003 and 2002. During the quarter ended October 31, 2002, the Company incurred $18,000 in costs associated with relocating the generators to a storage facility. The generators are pledged as collateral for the bank loan discussed in Note 5. As of December 2003, the generators have not been sold and management is actively pursuing selling the generators.

NOTE 5 - NOTES PAYABLE

Private Party Notes Payable

The Company has periodically borrowed money from private sources at prevailing market rates to meet short-term cash flow requirements. These notes bear interest at an annual rate between 10 and 12 percent. As of October 31, 2003, the Company had received short-term operating loans totaling $173,780 from three individuals, of which $35,318 was received during the six months ended October 31, 2003. This amount represents interest payments on the bank loan, discussed below, which was paid by a stockholder on behalf of the Company and the Company owes the stockholder for such payment. As of October 31, 2003, these notes were due and payable and were reflected as current liabilities in the accompanying balance sheet. The Company has not received any demands for repayment and is working with the note holders to satisfy the obligations.

Bank note payable

The bank note payable of $1,102,900 is secured by the generators that are presently held for sale (see Note 4). The note matured on July 15, 2003. As of the date of this report, the Company is in technical default on the obligation. Accordingly, the entire obligation has been classified as a current obligation on the accompanying balance sheet. The loan is secured by a first lien on the equipment. During the fiscal year ended April 30, 2003, the Company and lender agreed to restructure the obligation. According to the terms of the debt restructuring, the Company is to make interest-only payments of prime plus 0.5% on the balance due of $1.1 million, with the principal due in lump sum on March 15, 2003, which was subsequently extended to July 15, 2003. If the Company is unable to make the principal payment, the debt and ownership of the generators will transfer to a shareholder of the Company who serves as a personal guarantor on the note. The guarantor on the note has agreed to these terms and will assume the obligation without recourse to the Company. In addition, the stockholder has agreed to pay the interest payments on the loan on behalf of the Company (see above) while a buyer for the generators is sought. During the quarter ended October 31, 2003 and 2002, the Company recorded interest expense of $24,584 and $21,138, respectively, associated with this obligation.

NOTE 6 - CONVERTIBLE DEBENTURES

The Company has periodically used convertible debentures to meet short term financing objectives. In December 2001, the Company issued $375,000 in convertible debentures. As of October 31, 2003 $119,262 had not been converted, net of beneficial conversion feature. These debentures bear interest at the rate of 5% and are convertible into common stock at a discount of 80% of the average market price for the common stock over the three days prior to the date of conversion. Unless converted, these debentures mature on December 13, 2003. The Company recorded $75,000 into additional paid-in capital associated with issuing these debentures to account for the beneficial conversion feature of the instruments. This amount is reflected net of the convertible debentures on the accompanying balance sheet and is being amortized to debt issuance costs over the life of the debenture. As of October 31, 2003, the Company had amortized $69,078 of this amount. During the quarter ended October 31, 2003 and 2002, amortization expense was $9,375 and $8,653, respectively.

In April 2002, the Company raised a total of $40,000 through the issuance of convertible debentures. As of October 31, 2003 $37,500 had not been converted, net of beneficial conversion feature. These debentures bear interest at the rate of 5% and are convertible into common stock at a discount of 80% of the average market price for the common stock over the three days prior to the date of conversion. Unless converted, these debentures mature on April 10, 2004. The Company recorded $10,000 into additional paid-in capital associated with issuing these debentures to account for the beneficial conversion feature of the instruments. This amount is reflected net of the convertible debentures on the accompanying balance sheet and is being amortized to debt issuance costs over the life of the debenture. As of October 31, 2003, the Company had amortized $7,500 of this amount. During the quarter ended October 31, 2003 and 2002, amortization expense was $1,250and $0, respectively.

NOTE 7 - STOCKHOLDERS' DEFICIT

Common Stock Transactions During the Six Months Ended October 31, 2002

Quarter Ended July 31, 2002:

The Company sold 485,000 of restricted common stock in a private placement to several individuals for net proceeds of $19,000. The shares were sold at $0.04 per share per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933.

The Company issued a total of 4,500,000 shares of restricted common stock to several officers and former employees of the Company upon the exercise of stock options. The Company received total proceeds of $33,750 from the exercise of these options or less than $0.01 per share since certain of these options previously granted were issues at an exercise price of $0.001 (par value) per share. No compensation was required to be charged upon conversion.

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

Quarter Ended October 31, 2002:

The Company issued 3,000,000 shares of common stock for the redemption of 3,000,000 shares of convertible preferred stock that had 10:1 super voting rights. Since the value of the common stock issued was approximately equal to the value of the preferred stock recorded on the date of issuance, no additional consideration was recorded.

The Company issued a total of 1,608,332 shares of restricted common stock to several officers and former employees of the Company upon the exercise of stock options. The exercise price ranged from $0.001 to $0.10 per share. The Company recorded $16,083 in non-cash compensation from the exercise of these options.

The Company issued 2,700,000 shares of restricted common stock to a former officer and director of the Company as a buyout of the remaining 18 months of his employment contract. The stock was valued at $162,000 or $0.06 per shares. A total of $192,000 was recorded as non-cash compensation expense.

The Company issued 6,290,785 shares of restricted common stock to several third-party individuals in exchange for consulting and other services valued at $379,000 or $0.06 per share and was charged to operations.

The Company converted $58,000 of notes payable into 1,780,000 shares of its common stock. The shares were intended to be exempt from registration under Regulation E exemption.

Common Stock Transactions During the Six Months Ended October 31, 2003

Quarter Ended July 31, 2003:

The Company issued 25,698,901 shares of common stock for proceeds of $129,154. The shares were sold at $0.005 per share in a private placement intended to be exempt from registration under Regulation E exemption.

Quarter Ended October 31, 2003:

The Company issued 12,400,000 shares of common stock for net proceeds of $37,000. The shares were sold between $0.005 and $0.0025 per share in a private placement intended to be exempt from registration under Regulation E exemption.

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

On November 11, 2002, the Company filed a Form 1-E notifying the SEC of its intent to sell $750,000 of the Company's common stock pursuant to a Regulation E exemption. This notification became effective on November

22, 2002. As of October 31, 2003, the Company had issued a total of 98,686,053 shares under this registration with a total value of $591,845.

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

The Company did not grant any stock options in the six months ended October 31, 2003.

NOTE 8 - COMMITMENTS

During the fiscal year ended April 30, 2002, the Company invested in Agua Mansa. LLC., a start-up company in the process of designing and developing a new, state-of-the-art bio-diesel facility in Riverside, California, that was intended to produce fuel that met DINs 51606 while also yielding pharmaceutical-grade glycerin and Vitamin E (See Note 11 and 12). On March 21, 2002, the Company entered into a Preliminary Engineering Agreement with Lurgi PSI, Inc. ("Lurgi"), in which Lurgi was contracted to perform the preliminary engineering on the proposed facility. As of October 31, 2003, $525,000 had been billed to the Company under this contract, none of which has been paid. This amount has been included in accounts payable in the accompanying financial statements.

NOTE 9 - INVESTMENTS

On July 31, 2002, the Company's Board of Directors voted to be regulated as a business development company under Section 54 of the Investment Company Act of 1940. As such, the Company is required to invest a portion of its assets into developing companies. Southern States is committed to the development of alternative energy and bio fuels such as bio-diesel. As of October 31, 2003, the Company had made the following investments.

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

NOTE 11 - SUBSEQUENT EVENTS

In November 2003, the Company issued 10,000,000 shares of its common stock for proceeds of $25,000. The shares were sold at $0.0025 per share in a private placement intended to be exempt from registration under Regulation E exemption.

On December 2, 2003, the Company entered into an agreement with a consultant, whereby the Company agreed to pay the consultant 21,000,000 shares of the Company's common stock, valued at $63,000 or $0.003 per share. On December 19, 2003, the Company filed a Form S-8 to register these shares.

(The remainder of this page left intentionally blank.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto including the audited financial statements and notes thereto as contained in Form 10-KSB as filed on or about October 31, 2003. In connection with, and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions the readers regarding certain forward looking statements in the following discussions and elsewhere in this report and in any other statements made by, or on behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

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

On November 11, 2002, the Company filed a Form 1-E notifying the SEC of its intent to sell $750,000 of the Company's common stock pursuant to a Regulation E exemption. This notification became effective on November 22, 2002. As of July 31, 2003, the Company had issued a total of 98,686,053 shares under this registration with a total value of $591,845. All proceeds raised were used to meet operating cash flow needs and to satisfy liabilities.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

Quarter Ended October 31, 2003 Compared to Quarter Ended October 31, 2002

Revenues

During the fiscal year ended April 30, 2003, the Company changed its business direction from distributing bio-diesel fuel to a business development company. As a result, the Company did not generate any revenues from operations during the quarter ended October 31, 2003. The company generated revenues in the amount of $12,464 from operations during the quarter ended October 31, 2002.

General and Administrative

Total general and administrative expenses were $80,639 and $639,803 for the quarter ended October 31, 2003 and 2002, respectively. The $559,164 decrease is primarily due to the company's suspension of the development of the Agua Mansa facility, the Company's current stream-lined operations, the Company closed down its operations in Arizona in the prior fiscal year and the reduction of consulting fees. In addition, during the current quarter, the Company was not involved in a major investment project as it was in the comparable quarter of 2002.

In addition, in the quarter ended October 31, 2002, the Company recorded an impairment of $618,126 when it suspended the Agua Mansa facility development.

Other Expenses

Interest expense was $29,761 for the quarter ended October 31, 2003, compared to $166,073 for the quarter ended October 31, 2002. The decrease is primarily attributed no significant new loans were made during the current quarter and several loans had been paid off during the prior fiscal year.

Amortization of the beneficial conversion feature of the convertible debentures was $10,625 and $8,653 for the quarter ended October 31, 2003 and 2002, respectively.

During the quarter ended October 31, 2002, a loss on the land deposit for the Agua Mansa facility in the amount of $50,000 was recorded.

Net Loss

As a result of the above-mentioned factors, the Company incurred a loss of $121,025 and $1,570,148 for the quarters ended October 31, 2003 and 2002, respectively, for a decrease of $1,449,123.

Six Months ended October 31, 2003 Compared to Six Months Ended October 31, 2002

Revenues

During the fiscal year ended April 30, 2003, the Company changed its business direction from distributing bio-diesel fuel to a business development company. As a result, the Company did not generate any revenues from operations during the six months ended October 31, 2003. The company generated revenues in the amount of $30,615 from operations and had $32,986 in cost of sales for a gross loss of $2,371 during the six months ended October 31, 2002.

General and Administrative

Total general and administrative expenses were $229,131 and $895,790 for the six months ended October 31, 2003 and 2002, respectively. The decrease is primarily due to the company's suspension of the development of the Agua Mansa facility, the Company's current stream-lined operations, the Company closed down its operations in Arizona in the prior fiscal year and the reduction of consulting fees. In addition, during the six months ended October 31, 2003, the Company was not involved in a major investment project as it was in the comparable period of 2002.

In addition, in the six months ended October 31, 2002, the Company recorded an impairment of $618,126 when it suspended the Agua Mansa facility development.

Other Expenses

Interest expense was $69,154 for the six months ended October 31, 2003, compared to $233,306 for the comparable period ended October 31, 2002. The decrease is primarily attributed no significant new loans were made during the current quarter and several loans had been paid off during the prior fiscal year.

Amortization of the beneficial conversion feature of the convertible debentures was $21,250 and $17,306 for the six months ended October 31, 2003 and 2002, respectively.

During the six months ended October 31, 2002, a loss on the land deposit for the Agua Mansa facility in the amount of $50,000 was recorded. In addition, $110,000 was recorded as non-cash compensation for the granting of stock options. There were no stock options granted during the six months.

Net Loss

As a result of the above-mentioned factors, the Company incurred a loss of $324,028 and $2,036,007 for the six months ended October 31, 2003 and 2002, respectively, for a decrease of $1,711,979.

LIQUIDITY AND CAPITAL RESOURCES

The Company had checks in excess of bank balances in the amount of $7,737.

The Company had a negative working capital of $2,505,686, and a stockholders' deficit of $1,684,809.

The Company's operating activities used $211,200 in cash and provided $120,100 in cash during the six months ended October 31, 2003 and 2002, respectively. During the six months ended October 31, 2003 and 2002, investing activities used $0 and $624,100, respectively. For the six months ended October 31, 2002, this was primarily due to the impairment of the Agua Mansa facility. Financing activities provided $209,200 and $484,000 in cash during the six months ended October 31, 2003 and 2002, respectively. This was primarily from the sale of common stock and the issuance of notes payable.

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

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $18,056,877. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans are to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the investment in profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

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

Item 2. Changes in Securities

In August and September 2003, the Company issued 12,400,000 shares of common stock for proceeds of $43,154, including the collection of a stock subscription receivable of $6,154. The shares were sold between $0.005 and $0.0025 per share in a private placement intended to be exempt from registration under Regulation E exemption.

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

Reports on Form 8-K:

On November 20, 2003, the Company filed a Form 8-K, reporting on item 4, the resignation of its independent auditors, Kabani & Company, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STATES POWER, INC.

DATE: December 22, 2003

/s/ Harrison A. McCoy III____________

Harrison A. McCoy, III, CEO, President

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Harrison A. McCoy, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Southern States Power, Inc. for the quarter ended October 31, 2003;

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

Date: December 22, 2003

/s/ Harrison A. McCoy III

Harrison A. McCoy III

Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Harrison A. McCoy, III, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Southern States Power, Inc.;

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

Dated: December 22, 2003

/s/ Harrison A. McCoy, III

Harrison A. McCoy, III

Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Southern States Power Company, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the quarter ending October 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Harrison A. McCoy III President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Harrison A. McCoy, III

Harrison A. McCoy, III, President

Dated: /s/ December 22, 2003