Form 10QSB
period 2004-01-31
SOUTHERN STATES POWER CO INC
filed 2004-03-29
CIK 1042482

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended January 31, 2004.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 17, 2004, there were 246,443,633 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format

(Check one) Yes _____ No: X

SOUTHERN STATES POWER COMPANY, INC. AND SUBSIDIARY

INDEX TO FORM 10-QSB

JANUARY 31, 2004

Page

PART I

Item 1.         Consolidated Financial Statements

Consolidated Balance Sheet - January 31, 2004 (unaudited) . . . . . . . . . . . . . .  . .  2

Consolidated Statements of Operations - Three and Nine Months Ended

    January 31, 2004 (unaudited) and 2003 (unaudited)  . . . . . . . . . . . . . . . . . . . .   3

Consolidated Statement of Stockholders' Deficit -Nine Months Ended

    January 31, 2004 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Consolidated Statements of Cash Flows - Nine Months Ended

    January 31, 2004 (unaudited) and 2003 (unaudited)  . . . . . . . . . . . . . . . . . . . .  5

Notes to Consolidated Financial Statements (unaudited)  . . . . . . . . . . . . . . . . . . .  6

Item 2.         Management's Discussion and Analysis of

                    Financial Condition and Results of Operations  . . . . . . . . . . . . . . .. . . . . . . . . . . . 17

Item 3.         Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . 21

PART II

SOUTHERN STATES POWER COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

As of January 31, 2004

ASSETS

Cash	$605
Accounts receivable	127,762
Other current assets	1,351
Total current assets	129,718

Property and equipment, net of accumulated depreciation
of $11,142 (Note 3)	34,741
Assets held for sale (Note 4)	961,358
Goodwill (Note 9)	883,231
Total assets	$2,009,048

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$1,749,217
Checks in excess of bank balance	9,729
Accrued expenses	235,322
Notes payable (Note 5)	709,025
Bank loan payable (Note 5)	1,102,853
Total current liabilities	3,806,146

Convertible debentures (Note 6)	163,934
Total liabilities	3,970,080

Minority interest (Note 9)	(296,994)
Commitments and contingencies (Note 8)	-

Stockholders' deficit: (Note 7)
Common stock, $.001 par value; 250,000,000 shares authorized;
246,443,633 shares issued and outstanding	246,444
Additional paid-in-capital	16,240,124
Common stock to be issued (33,500,000 - Note 9)	83,750
Accumulated deficit	(18,234,356)
Total stockholders' deficit	(1,664,038)
Total liabilities and stockholders' deficit	$2,009,048

See accompanying notes to these consolidated financial statements.

SOUTHERN STATES POWER COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended January 31,		Ended January 31,
	2004	2003	2004	2003
Revenues
Fuel sales	$-	$-	$-	$30,615
Product sales	11,209		11,209
Total Revenues	11,209	-	11,209	30,615

Cost of sales	9,486	-	9,486	32,986
Gross profit (loss)	1,723	-	1,723	(2,371)

Costs and expenses:
General and administrative expenses	164,933	209,516	394,065	1,094,806
Impairment of plant costs	-	13,099	-	631,225
Common stock issued below fair market value	-	22,580	-	131,816
Total costs and expenses	164,933	245,195	394,065	1,857,847
Operating loss	(163,210)	(245,195)	(392,342)	(1,860,218)

Other income and (expenses):
Interest income	-	-	-	128
Amortization of beneficial conversion feature	(7,172)	(13,874)	(28,422)	(43,680)
Interest expense	(16,353)	(156,247)	(85,507)	(389,553)
Loss on disposal of assets	-	-	(1,993)	-
Loss and abandonment of asset	-	(10,000)	(2,500)	(60,000)
Non-cash compensation	-	-	-	(110,000)
Minority interest	9,257	-	9,257	-
Total other income and (expenses)	(14,268)	(180,121)	(109,165)	(603,105)
Net loss	$(177,478)	(425,316)	$(501,507)	$(2,463,323)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted average number
of common shares outstanding	226,365,372	110,441,480	200,099,048	88,297,244

See accompanying notes to these consolidated financial statements.

SOUTHERN STATES POWER COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED JANUARY 31, 2004

(UNAUDITED)

			Additional	Common
	Common Stock		Paid-in	Stock To	Accumulated
	Shares	Amount	Capital	Be Issued	Deficit	Total
Balance at April 30, 2003	166,744,732	$166,745	$16,039,169	$0	$(17,732,849)	$(1,526,935)
Issuance of stock for cash	58,698,901	58,699	158,955	-	-	217,654
Stock issued for services	21,000,000	21,000	42,000	-	-	63,000
Purchase of SunAmp subsidiary	-	-	-	83,750	-	83,750
Net loss for the period	-	-	-	-	(501,507)	(501,507)

Balance at January 31, 2004	246,443,633	$246,244	$16,240,124	$83,750	$(18,234,356)	$(1,664,038)

See accompanying notes to these consolidated financial statements.

SOUTHERN STATES POWER COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	For the Nine Months
	Ended January 31,
	(Rounded to nearest hundred)
	2004	2003
Cash flows from Operating Activities:
Net Loss	$(501,500)	$(2,463,300)
Reconciliation of net cash used in operating activities:
Depreciation and amortization	4,400	11,000
Loss on sale of assets	2,000	-
Loss on deposits	-	40,000
Impairment of plant	-	631,200
Debt issuance costs and value of beneficial conversion	28,400	140,000
Stock issued for interest expense	-	97,000
Stock issued for services	63,000	358,000
Expense recognized from sale of stock at less than fair value	-	131,800
Fair market value of stock options granted	-	110,000
Minority interest in subsidiary	(9,200)	-
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	2,100	20,000
(Increase) decrease in other assets	-	(20,000)
Increase (decrease) in accounts payable and accrued expenses	126,200	906,200
Net cash used in operating activities	(284,600)	(38,100)
Cash flows from Investing Activities:
Disposition of properties	-	12,000
Costs incurred to develop biofuel facility	-	(631,200)
Investment in assets held for sale	-	(18,000)
Loan payable, related party	-	10,000
Net cash used in investing activities	-	(627,200)
Cash flows from Financing Activities:
Checks in excess of bank balances	9,700	-
Net proceeds from issuance of convertible debenture	-	35,000
Proceeds from sale of common stock	217,600	444,000
Net proceeds from issuance of notes payable	50,600	170,000
Net cash provided by financing activities	277,900	649,000
Net decrease in cash	(6,700)	(16,300)
Cash, at beginning of period	7,300	20,000
Cash, at end of period	$600	$3,700

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$61,300	$239,000

Non-cash investing transactions
Cash-less exercise of stock options	$-	$37,000
Stock issued for services	$63,000	$-

See accompanying notes to these consolidated financial statements.

SOUTHERN STATES POWER COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2004

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

Effective January 22, 2004, the Company acquired  51% of the outstanding common stock of Sun Amp Power Company, Inc. ("Sun Amp") located in Phoenix, Arizona. Sun Amp provides design, installation, and integration of solar power systems for electrical generation in both the residential and commercial sectors.

Prior to its election to be regulated as a business development company, the Company utilized agricultural products and "yellow grease" reclamation by-products to produce and distribute biodiesel fuels. The Company still participates in these business activities on a smaller scale.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its 51% owned subsidiary which is SunAmp Power Company, Inc. (from January 22, 2004 through January 31, 2004). Intercompany transactions and balances have been eliminated in the consolidation.

Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements as of January 31, 2004 and for the three and nine months ended January 31, 2004 and 2003 are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of January 31,

SOUTHERN STATES POWER COMPANY, INC. AND SUBSIDIARY

JANUARY 31, 2004

2004 and the consolidated results of operations and cash flows for the three and nine months then ended. Results for the nine-month period ended January 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2004.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-KSB.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the year ended April 30, 2003 and for the nine months ended January 31, 2004, the Company incurred net losses of approximately $2,547,000 and $501,500, respectively, and as of January 31, 2004, had a stockholders' deficit and a working capital deficit of approximately $1,664,038 and $3,676,428, respectively. The Company has no material source of revenues and has sustained significant losses from operations; however, the Company recently acquired 51% of Sun Amp that does have revenue sources. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management's plans include the sale of additional equity securities and the investment of the monies raised into developing companies that are expected to generate returns to the Company. However, no assurance can be given that the Company will be successful in raising additional capital or that any investments made will be successful or generate returns. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or a positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in a positive cash flow, the Company will not be able to meet its obligations and will have to cease operations.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets as follows:

Description                                     Years

Office furniture and fixtures                    5

SOUTHERN STATES POWER COMPANY, INC. AND SUBSIDIARY

JANUARY 31, 2004

Computer equipment                             3

Machinery and equipment                      7

Per Common Share Information

Net loss per common share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 ("APB 15"). Net loss per common share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per common share is based upon the weighted average number of common shares outstanding. Diluted net loss per common share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per common share is the same since the effect of dilutive securities is anti-dilutive.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Net property and equipment consisted of the following as of January 31, 2004:

SOUTHERN STATES POWER COMPANY, INC. AND SUBSIDIARY

JANUARY 31, 2004

Office furniture and fixtures	$20,850
Computer Equipment	5,104
Machinery and equipment	19,929
Subtotal	45,883
Accumulated depreciation	(11,142)
$34,741

During the six months ended October 31, 2002, the Company had capitalized a total of $618,126 related to the development of the Agua Mansa Bioenergy facility in Riverside, California. Such costs included fees for permits and entitlements, payments made on land in escrow and engineering costs of $525,000, which are included in accounts payable. An additional $13,099 was expensed in the quarter ended January 31, 2003 for a total of $631,225 charged to operations during the nine months ended January 31, 2003. In the fiscal quarter ended October 31, 2002, the Company decided not to consummate the purchase or long-term lease of land which satisfied the project's requirements. The Company determined at that time, the costs incurred designing and developing the bio-energy facilities should be charged off to expense. The Company forfeited the $10,000 deposit on the land at Agua Mansa and does not anticipate re-entering escrow on this or any other property until the requisite permits and adequate financing are in place. No additional costs will be capitalized until such time as land is acquired and construction commences, if ever. There are no assurances management will be able to raise sufficient capital to acquire the land, and if acquired, complete construction of a new biodiesel plant.

NOTE 4 - EQUIPMENT HELD FOR SALE

During the year ended April 30, 2002, the Company purchased three generators for an aggregate purchase price of approximately $1,600,000. These generators were then rented to a customer for power generation using biodiesel fuels. During the year ended April 30, 2002, the customer ceased operating the generators and terminated the rental agreement. The Company has decided to sell the equipment and cease all power generation activities in order to focus on the sale of biodiesel fuels. Management determined that the equipment should be reduced to a carrying value of $961,358, net of estimated costs to dispose. Accordingly, the generators are listed as "assets held for sale." The Company did not record any revenues associated with operating the generators during the three and nine months ended January 31, 2004 and 2003. During the quarter ended October 31, 2002, the Company incurred $18,000 in costs associated with relocating the generators to a storage facility. The generators are pledged as collateral for the bank loan discussed in Note 5. As of March 2004, the generators have not been sold and management is actively pursuing the sale of the generators.

NOTE 5 - NOTES PAYABLE

Private and Related Party Notes Payable

The Company has periodically borrowed money from private sources at prevailing market rates to meet short-term cash flow requirements. These notes bear interest at an annual rate between 10 and 12 percent. As of January 31, 2004, the Company had received short-term operating loans totaling $188,025 from three individuals, of which $49,563 was received during the nine months ended January 31, 2004. This amount represents interest payments on the bank loan, discussed below, which was paid by a stockholder on behalf of the Company, and the Company owes the stockholder for such payment.

SOUTHERN STATES POWER COMPANY, INC. AND SUBSIDIARY

JANUARY 31, 2004

In addition, during the quarter ended January 31, 2004, an officer of the Company loaned to the Company $6,000 of which $5,000 has been repaid. As of January 31, 2004, these notes were due and payable and were reflected as current liabilities in the accompanying consolidated balance sheet. The Company has not received any demands for repayment and is working with the note holders to satisfy the obligations.

As part of the Sun Amp acquisition (see Note9 ), the Company is obligated to pay Sun Amp $500,000 to purchase the remaining 49% interest of Sun Amp. This note is due and payable within eight months from the signing of the purchase agreement. The parties have agreed to a one-year payment schedule and therefore the obligation is reflected as part of current liabilities.

Bank note payable

The bank note payable of $1,102,853 is secured by three generators that are presently held for sale (see Note 4). The note matured on July 15, 2003. As of the date of this report, the Company is in technical default on the obligation. Accordingly, the entire obligation has been classified as a current liability in the accompanying consolidated balance sheet. The loan is secured by a first lien on the equipment. During the fiscal year ended April 30, 2003, the Company and lender agreed to restructure the obligation. According to the terms of the debt restructuring, the Company is to make interest-only payments of prime plus 0.5% on the balance due of $1.1 million, with the principal due in a lump sum on March 15, 2003, which was subsequently extended to July 15, 2003. If the Company is unable to make the principal payment, the debt and ownership of the generators will transfer to a shareholder of the Company who serves as a personal guarantor on the note. The guarantor on the note has agreed to these terms and will assume the obligation without recourse to the Company. In addition, the stockholder has agreed to pay the interest payments on the loan on behalf of the Company (see above) while a buyer for the generators is sought. During the quarter ended January 31, 2004 and 2003, the Company recorded interest expense of $14,245 and $21,138, respectively, associated with this obligation.

NOTE 6 - CONVERTIBLE DEBENTURES

The Company has periodically used convertible debentures to meet short-term financing objectives. In December 2001, the Company issued $375,000 in convertible debentures. As of January 31, 2004, $125,184 had not been converted, net of beneficial conversion feature. These debentures bear interest at the rate of 5% and are convertible into common stock at a discount of 80% of the average market price for the common stock over the three days prior to the date of conversion. The debentures were not converted and matured on December 13, 2003. The Company recorded $75,000 as additional paid-in capital associated with issuing these debentures to account for the beneficial conversion feature of the instruments. This amount is reflected net of the convertible debentures on the accompanying consolidated balance sheet and is being amortized to debt issuance costs over the life of the debentures. As of January 31, 2004, the Company had amortized $75,000 of this amount. During the quarter ended January 31, 2004 and 2003, amortization expense was $5,922 and $13,874, respectively.

In April 2002, the Company raised a total of $40,000 through the issuance of convertible debentures. As of January 31, 2004 $38,750 had not been converted, net of beneficial conversion feature. These debentures bear interest at the rate of 5% and are convertible into common stock at a discount of 80% of the average market price for the common stock over the three days prior to the date of conversion. Unless converted, these debentures mature on April 10, 2004. The Company recorded $10,000 as additional paid-in capital associated with issuing these debentures to account for the beneficial conversion feature of the instruments. This amount is reflected net of the convertible debentures on the accompanying consolidated balance sheet and is being amortized to debt issuance costs over the life of the debenture. As of January 31, 2004, the Company had amortized $8,750 of this amount. During the quarter ended January 31, 2004 and 2003, amortization expense was $1,250 and $0, respectively.

SOUTHERN STATES POWER COMPANY, INC. AND SUBSIDIARY

JANUARY 31, 2004

NOTE 7 - STOCKHOLDERS' DEFICIT

Common Stock Transactions During the Nine Months Ended January 31, 2003:

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

Quarter Ended January 31, 2003:

SOUTHERN STATES POWER COMPANY, INC. AND SUBSIDIARY

JANUARY 31, 2004

The Company sold 9,533,889 of restricted common stock in a private placement to several individuals for net proceeds of $63,225. The shares were sold at prices ranging from $0.005 to $0.009 per share in a private placement intended to be exempt from registration under Regulation E exemption.

The Company converted $47,500 in principal and $2,250 in interest of notes payable into 3,675,000 shares of its common stock. The shares were intended to be exempt from registration under Regulation E exemption.

The holders of convertible debentures elected to convert $45,000 of principal and $7,000 in accrued interest into 5,884,197 shares of the Company's common stock. In addition, the Company raised $110,000 through the issuance of convertible debentures, the holders of which, immediately elected to convert the notes into 20,000,000 shares of the Company's common stock. The shares were intended to be exempt from registration under Regulation E exemption.

Common Stock Transactions During the Nine Months Ended January 31, 2004

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

Quarter Ended January 31, 2004:

The Company issued 20,600,000 shares of common stock for net proceeds of $51,500. The shares were sold at $0.0025 per share in a private placement intended to be exempt from registration under Regulation E exemption.

The Company issued 21,000,000 shares of its common stock for consulting services valued at $63,000 or $0.003 per share. The shares were registered under a Form S-8 Registration Statement filed in December 2003.

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

On November 11, 2002, the Company filed a Form 1-E notifying the SEC of its intent to sell $750,000 of the Company's common stock pursuant to a Regulation E exemption. This notification became effective

SOUTHERN STATES POWER COMPANY, INC. AND SUBSIDIARY

JANUARY 31, 2004

on November 22, 2002. As of January 31, 2004, the Company had issued a total of 129,286,053 shares under this registration with a total value of $668,345.

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

The Company and its subsidiary did not grant any stock options in the nine months ended January 31, 2004.

NOTE 8 - COMMITMENTS

During the fiscal year ended April 30, 2002, the Company invested in Agua Mansa. LLC., a start-up company in the process of designing and developing a new, state-of-the-art bio-diesel facility in Riverside, California, that was intended to produce fuel that met DINs 51606 while also yielding pharmaceutical-grade glycerin and Vitamin E (See Note 11 and 12). On March 21, 2002, the Company entered into a Preliminary Engineering Agreement with Lurgi PSI, Inc. ("Lurgi"), in which Lurgi was contracted to perform the preliminary engineering on the proposed facility. As of January 31, 2004, $525,000 had been billed to the Company under this contract, none of which has been paid. This amount has been included in accounts payable in the accompanying consolidated financial statements.

NOTE 9 - INVESTMENTS

On July 31, 2002, the Company's Board of Directors voted to be regulated as a business development company under Section 54 of the Investment Company Act of 1940. As such, the Company is required to invest a portion of its assets into developing companies. Southern States is committed to the development of alternative energy and bio fuels such as bio-diesel. As of January 31, 2004, the Company had made the following investments.

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

SOUTHERN STATES POWER COMPANY, INC. AND SUBSIDIARY

JANUARY 31, 2004

During the fiscal year ended April 30, 2003, the Company had capitalized a total of $618,000 related to the development of the Agua Mansa Bioenergy facility. Such costs included fees for permits and entitlements, payments made on land in escrow and engineering costs of approximately $525,000, which are included in accounts payable. In November 2002, the Company decided not to go forward with the purchase or long-term lease of land which would satisfy the project's requirements. As a result, the Company determined that the costs incurred for designing and developing the facility should be expensed. An additional $13,099, net of loans written off (see Note 5), was expensed in the quarter ended January 31, 2003 for a total of $631,225 charged to operations during the fiscal year 2003. The Company forfeited $10,000 deposited on the land at Agua Mansa and does not anticipate re-entering escrow on this or any other property until the prerequisite permits and adequate financing are in place. No additional costs will be capitalized until such time as land is acquired and construction commences, if ever. There are no assurances the Company will be able to raise sufficient capital to acquire the land, and if acquired, complete construction of a new bio-diesel plant. The Company does not expect to incur any additional expenses relating to the development of this facility in the near future.

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

Insul-Kor of California

SOUTHERN STATES POWER COMPANY, INC. AND SUBSIDIARY

JANUARY 31, 2004

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

Sun Amp Power Company, Inc.

Effective January 22, 2004, the Company signed an agreement to purchase 51% of the outstanding common stock of Sun Amp through a Stock Purchase Agreement. The Company is to issue the stockholders of Sun Amp 33,500,000 shares of the Company's common stock valued at $83,750 in exchange for 51% of Sun Amp's outstanding common stock. These shares have not been issued at the date of this report and are reflected as "Common Stock To Be Issued" in the accompanying consolidated financial statements. In addition, the Company agreed to invest $500,000 into Sun Amp within eight months of the signing of the agreement. This amount has been included as a note payable, see Note 5. As a result of this transaction, the Company has consolidated the financial statements of Sun Amp into its financial statements. The Company recorded $883,231 in goodwill and ($287,737) in minority interest upon the closing of the agreement.

Sun Amp provides design, installation, and integration of solar power systems for electrical generation in both the residential and commercial sectors and is located in Phoenix, Arizona.

NOTE 10 - LITIGATION

The matter of Lurgi PSI, Inc. v. Southern States Power Company, Inc., Case No. CH-02-2387-3 filed in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis Court on or about December 20, 2002. The plaintiff filed a Complaint alleging breach of contract and money damages, alleging that parties entered into a Preliminary Engineering Agreement on March 21, 2002, pursuant to which plaintiff agreed to perform engineering services for the Company. Plaintiff's Complaint alleges that it performed the services but was not paid by the Company for said services. Plaintiff is alleging the Company owes it $525,000. The Company filed a Response to Plaintiff's Complaint on August 7, 2003. At the time the Company filed its Answer it also filed a Motion to Dismiss seeking to dismiss plaintiff's Complaint on the basis that the Court is not the proper venue to hear this action due to the fact the Preliminary Engineering Agreement contains an arbitration provision requiring that any dispute arising under the agreement be decided in arbitration, which must take place in Riverside, California. The parties are awaiting a ruling on the Company's Motion to Dismiss. The Company denies the allegations contained in plaintiff's Complaint and intends on vigorously defending itself against these accusations. The amount of $525,000 has been included in the Company's accounts payable.

The matter of Dow Jones & Company, Inc. v. Southern States Power Company, Inc., Case No. RIC393464 filed in the Riverside County Superior Court. On or about May 7, 2003, the plaintiff filed a Complaint for Account Stated, Common Counts, Open Book Account and Unjust Enrichment. The Complaint alleges that $3,181 is owed as the reasonable value for certain work, labor, advertising services and materials allegedly completed by the plaintiff. The Company did not file an Answer to the Complaint and, therefore, a default judgment may be entered in favor of the plaintiff. The amount of $3,181 has been included in the Company's accounts payable.

SOUTHERN STATES POWER COMPANY, INC. AND SUBSIDIARY

JANUARY 31, 2004

The matter of KCT Consultants, Inc. v. Southern States Power Company, Inc., Case No. RIS160629 filed in the Riverside County Superior Court (Small Claims). On or about August 8, 2003, the plaintiff filed a Complaint for Breach of Contract. The Complaint alleges that $5,000 is owed under a contract, pursuant to which the plaintiff alleges it provided planning and engineering services to the Company and have not been paid for such work. This case was set for hearing on September 30, 2003. On February 17, 2004 the case was dismissed without prejudice.

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

On or about September 23, 2003, the Company received notification of a potential lawsuit against the Company by The EXL Group, L.L.C. ("EXL"). According to the written notice, EXL is alleging that $50,000 is due and owing under a Promissory Note dated August 14, 2002, which was due on November 12, 2002. EXL is threatening to sue the Company for the $50,000 in principal and applicable interest allegedly owed under the Promissory Note. The Company is vigorously defending this suit and contends that the loan was paid in November 2002 with the issuance of 1,300,000 shares of the Company's common stock.

On or about December 1, 2003, the Company received notification of a potential lawsuit against the Company by James Upton ("Upton"), a former consultant of the Company. Upton is alleging that $108,500 is due him in unpaid fees. The Company is vigorously defending itself against this claim.

NOTE 11 - SUBSEQUENT EVENTS

On March 9, 2004, the Company held its Annual Shareholders Meeting. As a result of this meeting, the shareholders authorized the following:

  The Articles of Incorporation to be amended to increase the authorized number of common shares to 500,000,000,

  A fifteen to one reverse split of the outstanding common shares of the Company,

  The domicile of the Company is to be changed from Delaware to Nevada, and;

  The adoption of the Stock Compensation Plan.

On March 19, 2004, the Company effected the 15:1 reverse split of the outstanding common shares of the Company. As of the date of this report, the Board of Directors, with the exception of item 2 above which has been effected, is proceeding to carry out the remaining items approved by the shareholders of the Company.

The historical number of shares reflected in these consolidated financial statements have not been adjusted to reflect the 15:1 reverse split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included here, and the audited financial statements and notes thereto as contained in Form 10-KSB as filed for the fiscal year ended April 30, 2003. In connection with, and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions the readers regarding certain forward looking statements in the following discussions and elsewhere in this report and in any other statements made by, or on behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

The Company's Mission

The Company's mission is to invest in companies than can provide clean, safe electrical power from renewable energy sources. The Company hopes to accomplish its mission by investing in portfolio companies that intend to concentrate on the production, sale and distribution of bio-diesel fuel and other alternative energy solutions. These investments may include companies that intend to construct bio-fuel refineries to supply specific fuel to a power plant. In the case of bio-diesel, it is anticipated that the fuel will be used for stationary power, on-road fueling for trucks and off-road fueling for farming and heavy construction equipment.

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

As a business development company, the Company has invested in, and has a substantial ownership interest in, the following companies: Agua Mansa Bioenergy, LLC; Biofuel Exchange Corporation; Buckeye Biofuels, LLC; U.S. Fuel Partners, LLC; and Insul-Kor of California, Inc. As of January 31, 2004, none of the Company's investments had provided any significant income.

In January 2004, the Company acquired a 51% interest in Sun Amp Power Company Inc. ("Sun Amp") located in Phoenix, Arizona. Sun Amp provides design, installation, and integration of solar power systems for electrical generation in both the residential and commercial sectors.

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

On November 11, 2002, the Company filed a Form 1-E notifying the SEC of its intent to sell $750,000 of the Company's common stock pursuant to a Regulation E exemption. This notification became effective on November 22, 2002. As of January 31, 2004, the Company had issued a total of 129,286,053 shares under this registration with a total value of $668,345. All proceeds raised were used to meet operating cash flow needs and to satisfy liabilities.

SIGNIFICANT ACCOUNTING POLICIES

The Company's consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Valuation Of Long-Lived And Intangible Assets

The recoverability of long lived-assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

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

As of January 31, 2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Quarter Ended January 31, 2004 Compared to Quarter Ended January 31, 2003

Revenues

During the fiscal year ended April 30, 2003, the Company changed its business direction from distributing bio-diesel fuel to a business development company. As a result, the Company did not generate any revenues from operations during the quarter ended January 31, 2004 and 2003.

In January 2004, the Company acquired 51% of Sun Amp, as a result the Company recognized $11,209 in revenues from this subsidiary with a cost of goods sold of $9,486 for a net profit of $1,723 for the period January 23 to January 31, 2004.

General and Administrative

Total consolidated general and administrative expenses were $164,933 and $209,516 for the quarter ended January 31, 2004 and 2003, respectively. Of this amount for current quarter $20,608 represents the subsidiaries expenses.

In addition, in the quarter ended January 31, 2003, the Company recorded an impairment of $13,099 in additional impairment expenses from the suspension of the Agua Mansa facility development.

Other Expenses

Interest expense was $16,353 for the quarter ended January 31, 2004, compared to $156,247 for the quarter ended January 31, 2003. The decrease is primarily attributed no significant new loans were made during the current quarter and several loans had been paid off during the prior fiscal year.

Amortization of the beneficial conversion feature of the convertible debentures was $7,172 and $13,874 for the quarter ended January 31, 2004 and 2003, respectively.

During the quarter ended January 31, 2003, a loss on the land deposit for the Agua Mansa facility in the amount of $10,000 was recorded.

Net Loss

As a result of the above-mentioned factors, the Company incurred a loss of $177,478 and $425,316 for the quarters ended January 31, 2004 and 2003, respectively, for a decrease of $247,838.

Nine Months ended January 31, 2004 Compared to Nine Months Ended January 31, 2003

Revenues

During the fiscal year ended April 30, 2003, the Company changed its business direction from distributing bio-diesel fuel to a business development company. As a result, the Company did not generate any revenues from operations during the nine months ended January 31, 2004. The company generated revenues in the amount of $30,615 from operations and had $32,986 in cost of sales for a gross loss of $2,371 during the nine months ended January 31, 2003.

In January 2004, the Company acquired 51% of Sun Amp, as a result the Company recognized $11,209 in revenues from this subsidiary with a cost of goods sold of $9,486 for a net profit of $1,723 for the period January 23 to January 31, 2004.

General and Administrative

Total consolidated general and administrative expenses were $394,065 and $1,094,806 for the nine months ended January 31, 2004 and 2003, respectively. The decrease is primarily due to the company's suspension of the development of the Agua Mansa facility, the Company's current stream-lined operations, the Company closed down its operations in Arizona in the prior fiscal year and the reduction of consulting fees. In addition, during the nine months ended January 31, 2004, the Company was not involved in a major investment project as it was in the comparable period of 2003.

In addition, in the nine months ended January 31, 2003, the Company recorded an impairment of $631,225 when it suspended the Agua Mansa facility development.

Other Expenses

Interest expense was $85,507 for the nine months ended January 31, 2004, compared to $389,553 for the comparable period ended January 31, 2003. The decrease is primarily attributed no significant new loans were made during the current nine months and several loans had been paid off during the prior fiscal year.

Amortization of the beneficial conversion feature of the convertible debentures was $28,422 and $43,680 for the nine months ended January 31, 2004 and 2003, respectively.

During the nine months ended October 31, 2002, a loss on the land deposit for the Agua Mansa facility in the amount of $60,000 was recorded. In addition, $110,000 was recorded as non-cash compensation for the granting of stock options. There were no stock options granted during the nine months.

Net Loss

As a result of the above-mentioned factors, the Company incurred a loss of $501,507 and $2,463,323 for the nine months ended January 31, 2004 and 2003, respectively, for a decrease of $1,961,816.

LIQUIDITY AND CAPITAL RESOURCES

The Company had bank balances in the amount of $605 and its subsidiary had checks in excess of bank balances of $9,729.

The Company had a negative working capital of $3,676,428, and a stockholders' deficit of $1,664,038.

The Company's consolidated operating activities used $284,600 and $38,100 in cash during the nine months ended January 31, 2004 and 2003, respectively. During the nine months ended January 31, 2004 and 2003, investing activities used $0 and $627,200, respectively. For the nine months ended January 31, 2003, this was primarily due to the impairment of the Agua Mansa facility. Financing activities provided $277,900 and $649,000 in cash during the nine months ended January 31, 2004 and 2003, respectively. This was primarily from the sale of common stock and the issuance of notes payable.

As of April 30, 2002, the Company was in technical default on its debt obligation to City National Bank, which resulted in the classification of $1,102,853 as a current liability in the accompanying consolidated financial statements. On July 18, 2002, the Company agreed to restructure the debt obligation. The original terms of the note required the Company to pay $33,000 per month in principal plus accrued interest at the rate of 7.5% per annum. The loan is secured by a first lien on the equipment. During the fiscal year ended April 30, 2003, the Company and lender agreed to restructure the obligation again. According to the terms of the new debt restructuring, the Company is to make interest-only payments of prime plus 0.5% on the balance due of $1.1 million, with the principal due in lump sum on March 15, 2003, which was subsequently extended to July 15, 2003. As of the date of this report, the Company is in default and the note is due and payable. If the Company is unable to make the principal payment, the debt and ownership of the generators will transfer to a shareholder of the Company who serves as a personal guarantor on the note. The guarantor on the note has agreed to these terms and will assume the obligation without recourse to the Company. In addition, the stockholder has agreed to pay the interest payments on the loan on behalf of the Company while a buyer for the generators is sought.

The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $18,234,356. The Company requires additional capital to meet its operating requirements. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management plans are to increase cash flows through the sale of securities (see following paragraph below) and, eventually, through the investment in profitable operations. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the current quarter, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

Item 2. Changes in Securities

During the quarter ended January 31, 2004, the Company issued 20,600,000 shares of common stock for proceeds of $51,500. The shares were sold at $0.0025 per share in a private placement intended to be exempt from registration under Regulation E exemption. In December 2003, the Company registered under a Form S-8 and issued 21,000,000 shares valued at $63,000 or $0.003 per share for services.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission Of Matters To A Vote Of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)	Included - Page 24
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)	Included - page 25
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (CEO)	Included - Page 26
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)	Included - Page 27

Reports on Form 8-K:

    On January 22, 2004, the Company filed a Form 8-K notifying the closing of the Stock Purchase Agreement with Sun Amp Power Company, Inc. to acquire 51% of  the outstanding common stock of SunAmp Power Company, Inc..

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STATES POWER, INC.

DATE: March 29, 2004

/s/ Harrison A. McCoy III____________

Harrison A. McCoy, III, CEO,

President, Director

DATE:    March 29, 2004

/s/ Harrison A. McCoy III

Harrison A. McCoy, III, CFO

EXHIBIT 31.1

CERTIFICATIONS

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

Date: March 29, 2004                                        /s/ Harrison A. McCoy III

                                                                          Harrison A. McCoy III

                                                                          President, Chief Executive Officer

This certification accompanies this Report on Form 10-QSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Act of 1934, as amended.

EXHIBIT 31.2

CERTIFICATION

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

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and

  c.    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 29, 2004                                /s/ Harrison A. McCoy, III

                                                                    Harrison A. McCoy, III

                                                                    Chief Financial Officer

This certification accompanies this Report on Form 10-QSB pursuant to Section n302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities act of 1934, as amended.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Southern States Power Company, Inc. (the "Company") on Form 10-QSB for the period ending January 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harrison A. McCoy III President, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that :

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Harrison A. McCoy, III

Harrison A. McCoy, III,

Chief Executive Officer

Dated: March 29, 2004

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Southern States Power Company, Inc. (the "Company") on Form 10-QSB for the period ending January 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harrison A. McCoy III President, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that :

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Harrison A. McCoy, III

Harrison A. McCoy, III,

Chief Financial Officer

Dated: March 29, 2004

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.